Form 10-Q
period 1995-03-31
PROGRESSIVE BANK INC
filed 1995-05-12
CIK 797507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

Commission File Number:  0-15025

PROGRESSIVE BANK, INC.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of
incorporation or organization)

14-1682661
(I.R.S. Employer
Identification No.)

86 State Route 22, Pawling, New York 12564
(Address of principal executive offices) (Zip Code)

(914) 855-1333
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  ( X )    No   (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1995: 2,750,234 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of March 31, 1995
        and December 31, 1994

        Consolidated Statements of Income for the Three
        Months Ended March 31, 1995 and March 31, 1994

        Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 1995 and
        March 31, 1994

        Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 1995
        and March 31, 1994

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote
        of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit I

CONSOLIDATED BALANCE SHEETS
Progressive Bank, Inc. and Subsidiary
(In thousands, except shares and per share amounts)
(Unaudited)
                                                                                                  March 31, 1995
                                                                                                December 31, 1994
Assets
            Cash and due from banks                                                         $ 12,824            14,054
            Federal funds sold                                                                43,700            57,700
            Securities:
                     Available for sale (fair value of $43,153
                       in 1995 and $43,916 in 1994)                                           43,153            43,916
                     Held to maturity (fair value of $83,562 in
                       1995 and $81,172 in 1994)                                              84,785            83,764
           Total securities                                                                  127,938           127,680
            Loans, net:
                     Mortgage loans                                                          439,059           425,397
                     Other loans                                                              58,033            57,920
                     Allowance for loan losses                                                (8,506)           (9,402)

                     Net deferred loan origination fees                                         (719)             (836)
           Total loans, net                                                                  487,867           473,079
            Accrued interest receivable                                                        4,044             4,208
            Other real estate, net                                                             2,245             2,265
            Premises and equipment, net                                                        8,340             8,091
            Deferred income taxes, net                                                         5,935             6,333
            Other assets                                                                       2,739             2,882
           Total assets                                                                     $695,632           696,292

Liabilities and Shareholders' Equity
            Liabilities:
                     Savings and time deposits                                              $577,361           577,935
                     Demand deposits                                                          41,421            46,394
                     Accrued expenses and other liabilities                                    9,588             6,023
                         Total liabilities                                                   628,370           630,352
            Shareholders' equity:
                     Preferred stock ($1.00 par value; 5,000,000 shares
                         authorized; none issued)
                     Common stock ($1.00 par value; 15,000,000 shares
                         authorized; 2,951,974 shares issued)                                  2,952             2,952
                     Paid-in capital                                                          27,355            27,355
                     Retained earnings                                                        41,157            40,165
                     Treasury stock, at cost (202,740 shares in
                       1995 and 205,090 shares in 1994)                                       (4,272)           (4,310)
                     Net unrealized gain (loss) on securities available
                       for sale, net of taxes                                                     70              (222)
                         Total shareholders' equity                                           67,262            65,940
                         Total liabilities and shareholders' equity                         $695,632           696,292

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Progressive Bank, Inc. and Subsidiary
(In thousands, except per share amounts)
(Unaudited)
                                                                                                                    For the
                                                                                                               Three Months Ended
                                                                                                                    March 31,
                                                                                                                 1995       1994

Interest and dividend income:
            Mortgage loans                                                                                     $ 9,192      8,418
            Other loans                                                                                          1,341      1,258
            Securities                                                                                           1,875      2,127
            Federal funds sold and other                                                                           666        118
                     Total interest and dividend income                                                         13,074     11,921
Interest on deposits                                                                                             6,221      4,791
                     Net interest income                                                                         6,853      7,130
Provision for loan losses                                                                                          125        250
                     Net interest income after
                       provision for loan losses                                                                 6,728      6,880
Other income:
            Deposit service fees                                                                                   487        447
            Other service fees                                                                                     145        173
            Net gain on securities                                                                                  --         14
            Net gain on sale of loans                                                                               40         40
            Other non-interest income                                                                                7         26
                     Total other income                                                                            679        700
                     Net interest and other income                                                               7,407      7,580
Other expense:
            Salaries and employee benefits                                                                       2,274      2,248
            Occupancy and equipment                                                                                600        759
            Net cost of other real estate                                                                           86        744
            FDIC deposit insurance                                                                                 350        360
            Other non-interest expense                                                                           1,524      1,445
                     Total other expense                                                                         4,834      5,556
                     Income before income taxes                                                                  2,573      2,024
Income tax expense                                                                                               1,059        219
                     Net income                                                                                $ 1,514      1,805
Net income per common share                                                                                    $  0.55       0.61
Weighted average common shares outstanding                                                                       2,746      2,939

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Progressive Bank, Inc. and Subsidiary
(In thousands, except shares and per share amounts)
(Unaudited)
                                                                                                          Net
                                              Common Stock                                                Unrealized
                                         Shares                         Paid-in      Retained  Treasury   Gain (Loss)
                                         Outstanding     Amount         Capital      Earnings  Stock      on Securities  Total
Balance at December 31, 1994             2,746,884       $2,952         27,355       40,165    (4,310)    (222)          65,940
Net income                                                   --             --        1,514        --       --            1,514
Cash dividends declared
  ($0.15 per share)                                          --             --         (412)       --       --             (412)
Stock options exercised                      7,350           --             --         (110)      154       --               44
Purchases of treasury stock                 (5,000)          --             --           --      (116)      --             (116)
Net change in unrealized
  gain (loss) on securities
  available for sale,
  net of taxes                                               --             --           --        --      292              292
Balance at March 31, 1995                2,749,234       $2,952         27,355       41,157    (4,272)      70           67,262

Balance at December 31, 1993             2,938,574       $2,952         27,355       33,748      (234)      --           63,821
Net income                                                   --             --        1,805        --       --            1,805
Cash dividends declared
  ($0.075 per share)                                         --             --         (221)       --       --             (221)
Stock options exercised                      3,700           --             --          (49)       67       --               18
Purchases of treasury stock                (15,000)          --             --           --      (282)      --             (282)
Net unrealized gain (loss) on
  securities available for
  sale, net of taxes:
    As of January 1, 1994                                    --             --           --        --    2,165            2,165
    Net change during period                                 --             --           --        --     (438)            (438)

Balance at March 31, 1994                2,927,274       $2,952         27,355       35,283      (449)   1,727           66,868

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Progressive Bank, Inc. and Subsidiary
(In thousands)
(Unaudited)
                                                                                              For the Three Months Ended
                                                                                                      March 31,
                                                                                                  1995         1994
Operating activities:
            Net income                                                                            $  1,514       1,805
            Adjustments to reconcile net income to net cash
              provided by operating activities:
                     Provision for loan losses                                                         125         250
                     Depreciation expense                                                              204         311
                     Provision for losses on other real estate                                          --         500
                     Gain on sales of other real estate                                                (73)       (189)
                     Net gain on securities and loans                                                  (40)        (54)
                     Amortization of net deferred loan origination fees                                (71)       (202)
                     Amortization of net premiums on securities                                         34         367
                     Net decrease in accrued interest receivable                                       164         203
                     Net change in income tax assets and liabilities                                 3,912         543
                     Other, net                                                                         45       1,077
                        Net cash provided by operating activities                                    5,814       4,611
Investing activities:
            Purchases of securities:
                     Securities available for sale                                                  (3,108)       (200)
                     Securities held to maturity                                                    (3,383)    (13,676)
            Proceeds from principal payments, maturities and calls of
securities:
                     Securities available for sale                                                   4,334      11,282
                     Securities held to maturity                                                     2,368       5,516
            Disbursements for loan originations, net of principal collections                      (16,992)     (8,191)
            Proceeds from sales of loans                                                             2,023       8,030
            Purchases of premises and equipment                                                       (453)        (38)
            Proceeds from sales of other real estate                                                   410         210
                         Net cash provided by (used in) investing activities                       (14,801)      2,933
Financing activities:
            Net increase (decrease) in time deposits                                                17,976      (7,827)
            Net increase (decrease) in other deposits                                              (23,735)      7,552
            Cash dividends paid on common stock                                                       (412)       (221)
            Net proceeds on issuance of common stock                                                    44          18
            Purchases of treasury stock                                                               (116)       (282)
                         Net cash used in financing activities                                      (6,243)       (760)
Net increase (decrease) in cash and cash equivalents                                               (15,230)      6,784
Cash and cash equivalents at beginning of period                                                    71,754      25,793
Cash and cash equivalents at end of period                                                        $ 56,524      32,577
Supplemental data:
            Interest paid                                                                         $  6,167       3,353
            Income taxes paid (refunded)                                                            (2,642)        160
            Loans transferred to other real estate                                                     703         209
            Loans originated to finance sales of other real estate                                      --         605

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Progressive Bank, Inc. and Subsidiary
(Unaudited)

Note 1: Basis of Presentation

The consolidated financial statements included herein have been prepared by Progressive Bank, Inc. ("Progressive", or, together with its subsidiary, the "Company") in conformity with generally accepted accounting principles for interim financial statements without audit. Progressive, a New York corporation, is a bank holding company whose sole subsidiary is Pawling Savings Bank (a New York state-chartered stock savings bank). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. However, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.

The unaudited consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company for the fiscal year ended December 31, 1994.

Note 2: Net Income Per Common Share

Net income per common share is based on net income divided by the weighted average common shares outstanding during the period. Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial condition and operating results of Progressive Bank, Inc. ("Progressive", or, together with its subsidiary, the "Company"), a bank holding company, are primarily dependent upon the financial condition and operating results of its wholly-owned subsidiary, Pawling Savings Bank ("Pawling").

The Company is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in mortgage loans, consumer loans and securities. The operating results of the Company depend primarily on its net interest income after provision for loan losses. Net interest income is the difference between interest and dividend income on earning assets, primarily loans and securities, and interest expense on deposits. Net income of the Company is also affected by other income, which includes service fees and net gain
(loss) on securities and loans; other expense, which includes salaries and employee benefits and other operating expenses; and Federal and state income taxes.

FINANCIAL CONDITION

Total assets of the Company were $695.6 million at March 31, 1995 as compared to $696.3 million at December 31, 1994, a decrease of $660,000 or 0.1%.

At March 31, 1995, net loans totaled $487.9 million, compared to $473.1 million at December 31, 1994, an increase of $14.8 million or 3.1%. The commercial mortgage segment of the loan portfolio decreased $711,000, or 1.1%, from $66.4 million at December 31, 1994 to $65.7 million at March 31, 1995. The residential mortgage segment of the loan portfolio increased $15.5 million or 4.5% (net of loan sales to the secondary market of $2.0 million) from $346.1 million at December 31, 1994 to $361.6 million at March 31, 1995.
 Other loans increased $113,000 or 0.2% during the first three months of 1995 from $57.9 million to $58.0 million.

The $258,000 increase in securities primarily reflects a $3.1 million increase in equity securities due to an additional purchase of Federal Home Loan Bank stock and a $292,000 increase due to the change in fair value of available-for-sale securities, substantially offset by a $3.3 million decline in U.S. Treasury, corporate and other securities reflecting maturing investments.

The $5.5 million decrease in deposits during the first quarter of 1995 was attributable to declines in savings and demand accounts of $18.6 million and $5.0 million, respectively, partially offset by the $18.0 increase in time deposits.

Shareholders' equity at March 31, 1995 was $67.3 million, an increase of $1.3 million or 2.0% from December 31, 1994. This increase primarily reflects net income of $1.5 million, partially offset by cash dividends of $412,000. Shareholders' equity, as a percent of total assets, was 9.67% at March 31, 1995 compared to 9.47% at December 31, 1994. Book value per share increased to $24.47 at March 31, 1995 from $24.00 at December 31, 1994.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates (not on a tax-equivalent basis) for the periods indicated.

                                                    Three Months Ended                        Three Months Ended
                                                      March 31, 1995                             March 31, 1994
                                                    Average                       Average    Average                   Average
                                                    Balance          Interest     Rate       Balance       Interest    Rate
(Dollars in thousands)
Interest-earning assets:
            Mortgage loans <F1>                     $433,955          9,192       8.47%      $397,650       8,418       8.47%
            Other loans <F1>                          57,907          1,341       9.26         50,344       1,258      10.00
            Mortgage-backed securities                83,764          1,129       5.39         61,191         700       4.58
            U.S. Treasury, corporate
              and other securities                    43,099            746       6.92         84,657       1,427       6.74
            Federal funds sold and other              51,839            666       5.14         15,103         118       3.13
                 Total interest-earning assets       670,564         13,074       7.80%       608,945      11,921       7.83%
Non-interest-earning assets                           25,398                                   27,702
                 Total assets                       $695,962                                 $636,647
Interest-bearing liabilities:
            Savings deposits <F2>                   $259,099          2,279       3.52%      $248,889       1,855       2.98%
            Time deposits                            319,617          3,942       4.93        269,924       2,936       4.35
                 Total interest-bearing
                       liabilities                   578,716          6,221       4.30%       518,813       4,791       3.69%
Non-interest-bearing liabilities                      50,645                                   52,489
                 Total liabilities                   629,361                                  571,302
Shareholders' equity                                  66,601                                   65,345
                 Total liabilities and
                       shareholders' equity         $695,962                                 $636,647
Net earning balance                                 $ 91,848                                 $ 90,132
Net interest income                                                   6,853                                 7,130
Interest rate spread <F3>                                                         3.50%                                 4.14%
Net yield on interest-earning
  assets (margin) <F4>                                                            4.09%                                 4.68%

<F1> Interest income on loans does not include interest on non-accrual loans; however, such loans have been included in the calculation of the average balances outstanding.
<F2> Includes NOW accounts, passbook and statement savings accounts, and money market accounts.
<F3> Average rate on total interest-earning assets less average rate on total interest-bearing liabilities.
<F4> Net interest income divided by total average interest-earning assets.

RESULTS OF OPERATIONS

GENERAL

For the quarter ended March 31, 1995, the Company's net income was $1.5 million or $0.55 per share as compared to $1.8 million or $0.61 per share for the same three-month period in 1994. The $291,000 decrease in net income was primarily the result of a $840,000 increase in income tax expense, partially offset by a $658,000 decrease in the net cost of other real estate.

NET INTEREST INCOME

Net interest income decreased $277,000, or 3.9%, to $6.9 million for the three-month period ended March 31, 1995 compared to $7.1 million for 1994. The components of net interest income are interest and dividend income, which increased $1.2 million or 9.7%, and interest on deposits, which increased $1.4 million or 29.8%. The Company's interest rate spread narrowed by 64 basis points from 4.14% in 1994 to 3.50% in 1995, primarily reflecting the 61 basis point increase in the average cost of deposits from 3.69% in 1994 to 4.30% in 1995. The net interest margin also narrowed by 59 basis points from 4.68% in 1994 to 4.09% in 1995, primarily reflecting the narrower interest rate spread.

Interest on loans increased by $857,000, or 8.9%, primarily reflecting an increase in the volume of loans outstanding, partially offset by a slight decrease in the yield earned on the portfolio. The lower yield primarily reflects the changing mix of the portfolio toward adjustable rate loans which generally provide higher returns in a rising rate environment but have initial rates lower than comparable fixed rate loans. At March 31, 1995, adjustable rate loans represented approximately 48.3% of the loan portfolio compared to 33.0% at March 31, 1994. These factors were partially offset by the positive effect on interest income of continued reductions in non-accrual loans. Loans on non-accrual status totaled $5.5 million at March 31, 1995 compared to $7.3 million at December 31, 1994 and $13.2 million at March 31, 1994.

Interest on mortgage-backed securities increased $429,000, or 61.3%, primarily due to an increase in the average balance outstanding from $61.2 million for the quarter ended March 31, 1994 to $83.8 million for the quarter ended March 31, 1995, as well as increases in the yield earned on the portfolio. During the first quarter of 1995, the Company continued to emphasize the purchase of mortgage-backed securities, principally adjustable rate securities that are consistent with management's overall strategy to manage interest rate risk. The increase in the average yield for the first quarter of 1995 was primarily due to purchases of securities with higher yields and upward adjustments on adjustable rate securities, as well as the effect of lower premium amortization as a result of the lower level of security prepayments.

Interest and dividends on U.S. Treasury, corporate and other securities decreased by $681,000, primarily reflecting a decrease in the average balance outstanding from $84.7 million in 1994 to $43.1 million in 1995. This decrease was primarily the result of maturities and, to a lesser degree, the effect of corporate securities being called prior to maturity during 1994. Funds provided by maturities and calls were generally used for loan originations and purchases of mortgage-backed securities. The average rate earned on U.S. Treasury, corporate and other securities increased from 6.74% in 1994 to 6.92% in 1995 as a result of purchases of securities with higher yields as well as the sale of lower yielding securities during the fourth quarter of 1994.

Interest on Federal funds sold and other earning assets increased $548,000 due to an increase in the average balance outstanding from $15.1 million in 1994 to $51.8 million in 1995 as well as an increase in the rate earned to 5.14% in 1995 from 3.13% in 1994.

The $1.4 million increase in interest on deposits was due primarily to an increase in the average balance of deposits from $518.8 million for the first quarter of 1994 to $578.7 million in the current quarter, as well as the increase in the average rate paid on deposits from 3.69% for the first quarter of 1994 to 4.30% for the first quarter of 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions.

For the three-month period ended March 31, 1995, the provision for loan losses was $125,000, a reduction of $125,000 from the provision of $250,000 for the comparable period in 1994. The lower provision primarily reflects the continued reduction in the Company's non-performing loans, and stabilization in the local economy and certain sectors of the real estate market. Non-performing loans declined to $5.6 million, or 1.13% of total loans, at March 31, 1995 from $13.3 million, or 2.96% of total loans, at March 31, 1994 and $7.4 million, or 1.53% of total loans, at December 31, 1994.

In determining the provision for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due thirty days or more, but has not yet been placed on non-accrual status. At March 31, 1995, slow paying loans amounted to $2.9 million as compared to $5.6 million at March 31, 1994 and $2.9 million at December 31, 1994.

Loan loss provisions in future periods will continue to depend on trends in the credit quality of the Company's loan portfolio and the level of loan charge-offs which, in turn, will depend in part on the economic and real estate market conditions prevailing within the Company's lending region. If general economic conditions or real estate values deteriorate, the level of non-performing loans may increase and higher provisions for loan losses may be necessary.

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                        Three Months Ended March 31,
                                                           1995            1994
(Dollars in thousands)
Balance at beginning of period                             $ 9,402         13,920
Provision charged to operations                                125            250
                                                             9,527         14,170
Loans charged off:
            Mortgage loans:
                     Residential                               (98)           (69)
                     Commercial                               (234)            --
                     Construction and land                    (667)          (178)
            Other loans:
                     Consumer                                  (67)           (76)
                     Commercial                                (30)           (45)
                       Total charge-offs                    (1,096)          (368)
Recoveries:
            Mortgage loans:
                     Residential                                60              2
            Other loans:
                     Consumer                                   14             23
                     Commercial                                  1              1
                       Total recoveries                         75             26
Net charge-offs                                             (1,021)          (342)
Balance at end of period                                   $ 8,506         13,828
Ratio of net charge-offs to average total loans
            outstanding (annualized)                          0.83%          0.31%

The following table sets forth information with respect to non-performing loans and other real estate, and certain asset quality ratios at or for the dates indicated:

                                                                March 31,           December 31,
                                                            1994         1994       1995
(Dollars in thousands)
Non-performing loans:
            Mortgage loans:
                 Residential properties                     $2,370        4,043      1,636
                 Commercial properties                       1,880        4,706      3,009
                 Construction and land                       1,369        4,437      2,736
                                                             5,619       13,186      7,381
            Other loans                                         13           68         15
                   Total non-performing loans<F1>            5,632       13,254      7,396
Other real estate, net                                       2,245        6,277      2,265
                   Total non-performing assets              $7,877       19,531      9,661
Ratio of non-performing loans to total loans                  1.13%        2.96%      1.53%
Ratio of non-performing assets to total assets                1.13         3.05       1.39
Ratio of allowance for loan losses to total
         non-performing loans                               151.03       104.33     127.12

<F1> Includes loans on non-accrual status of $5.5 million, $13.2 million and
$7.3 million at March 31, 1995, March 31, 1994, and December 31, 1994, respectively. The Company generally stops accruing interest on loans that are delinquent over 90 days.

The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.4 million at March 31, 1995, compared to $3.5 million at March 31, 1994 and $1.8 million at December 31, 1994.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is defined as impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 also requires that an impaired loan be measured based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate,
(ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. SFAS No. 114 primarily applies to the Company's commercial mortgage loans, and construction and land loans. It does not apply to residential mortgage and consumer loans which represent a substantial portion of the Company's loan portfolio.

The adoption of SFAS No. 114 did not result in any adjustment to the Company's overall allowance for loan losses. At March 31, 1995, the Company's recorded investment in impaired commercial mortgage and construction loans totaled $5.1 million (including $3.2 million on non-accrual status). The total impaired loans consist of (1) loans of $4.8 million for which there was an allowance for losses of $1.4 million determined in accordance with SFAS No. 114 and (2) loans of $210,000 for which there was no allowance determined under SFAS No. 114. The average recorded investment in impaired loans was $6.3 million for the first quarter of 1995. Interest income recognized on impaired loans was insignificant for the quarter ended March 31, 1995.

OTHER INCOME

Sources of other income include deposit and other service fees, net gain
(loss) on securities, net gain (loss) on sales of loans, and other non-interest income. For the three-month period ended March 31, 1995, other income decreased by $21,000 to $679,000 from $700,000 for the same period in 1994.

Deposit service fees, the largest component of other income, increased by $40,000, or 8.9%, to $487,000 for the three-month period ended March 31, 1995 from $447,000 for the same period in 1994. This was primarily the result of an increase in the volume of retail checking account fees. Other service fees declined $28,000 to $145,000 for the quarter ended March 31, 1995 from $173,000 for the previous year, primarily reflecting lower revenues from debit card fees. There was no net gain or loss on securities for the first quarter of 1995, as there were no sales or calls of securities during that period. Net gains on loans was $40,000 for both the three-month periods ended March 31, 1995 and 1994.

OTHER EXPENSE

Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. For the quarter ended March 31, 1995, other expense decreased by $722,000, or 13.0%, to $4.8 million from $5.6 million for 1994, primarily due to a decrease in the net cost of other real estate.

Salaries and employee benefits, the largest component of other expense, increased by $26,000, or 1.2%, to $2.3 million for the three-month period ended March 31, 1995 from $2.2 million for the same period in 1994.

Occupancy and equipment costs decreased $159,000, or 20.9%, to $600,000 for the three-month period ended March 31, 1995 from the previous year due to decreased depreciation expense.

The net cost of other real estate decreased $658,000, or 88.4%, to $86,000 for the quarter ended March 31, 1995 from $744,000 for the previous period, primarily reflecting a $500,000 reduction in the provision for losses. The lower provision reflects the decline in the other real estate portfolio and management's assessment of the adequacy of the allowance for other real estate losses. The investment in other real estate properties (before the allowance for losses) declined substantially from $7.9 million at March 31, 1994 to $2.8 million at March 31, 1995. The decline in the net cost of other real estate also included a $158,000 combined decrease in net holding costs and gains on sales of properties, reflecting the smaller portfolio for the current quarter.

FDIC deposit insurance expense decreased $10,000, or 2.8%, to $350,000 for the three-month period ended March 31, 1995 from $360,000 for 1994. This primarily reflects the decrease in assessable deposits.

Other non-interest expense increased $79,000, or 5.5%, to $1.5 million for the three-month period in 1995 when compared to the same period in 1994. This reflects a $52,000 increase in advertising expense due to additional marketing efforts and higher miscellaneous operating expenses.

INCOME TAX EXPENSE

For the three-month periods ended March 31, 1995 and 1994, income tax expense was $1.1 million and $219,000, respectively (effective tax rates of 41.2% and 10.8%, respectively). The lower effective rate for the first quarter of 1994 was primarily due to a reduction in the deferred Federal tax asset valuation allowance in accordance with SFAS No. 109. Income tax expense for the first three months of 1994 was reduced by an adjustment of $609,000 to the valuation allowance commensurate with the increase in Federal income taxes recoverable by loss carryback.

The Company's deferred tax assets were $5.9 million at March 31, 1995, net of a remaining valuation allowance of $254,000. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets. Management also anticipates that the Company's near-term results of operations will not be significantly affected by further adjustments to the valuation allowance for deferred tax assets.

RATIOS

Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:

                                                                  Three Months Ended    Year Ended
                                                                       March 31,        December 31,
                                                                   1995        1994       1994
Return on assets:
            Net income divided by average total assets             0.87%        1.13%      1.15%
Return on equity:
            Net income divided by average equity                   9.09%       11.05%     11.65%

LIQUIDITY

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and to make new loans and investments as opportunities arise. The Asset/Liability Committee, consisting of members of senior management, is responsible for setting general guidelines to ensure maintenance of prudent levels of liquidity. The mix of liquid assets and various deposit products, at any given time, reflects management's view of the most efficient use of these sources of funds.

The Company's cash flows are classified according to their source operating activities, investing activities, and financing activities. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows".

Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, Federal funds sold and securities maturing within one year to total assets). At March 31, 1995, the Company had a primary liquidity ratio of 10.39% as compared to 12.27% at December 31, 1994.

An important source of funds is Pawling's core deposit base. Management believes that substantially all of Pawling's deposits of $618.8 million at March 31, 1995 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer market to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. In September 1994, Pawling became a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at March 31, 1995, had access to additional liquidity in the form of borrowings from the FHLBNY of up to $73.0 million. The Company also had access to the discount window of the Federal Reserve Bank.

At March 31, 1995, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $59.9 million. At March 31, 1995, the Company had a commitment for approximately $1.3 million for renovations of a recently acquired building in Fishkill, New York which will serve as the administrative headquarters. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

One of the Company's long-time correspondents was Nationar, a state-chartered trust company. The Company has used Nationar for Federal funds transactions, as well as certain custodial and investment services. On February 6, 1995, the New York State Superintendent of Banking (the "Superintendent") took possession of the business and property of Nationar. At that time, all customer accounts were frozen including $3.6 million of the Company's assets, primarily consisting of Federal funds sold. Since the seizure, the Superintendent has maintained the continued operation of Nationar, has begun the process of selling Nationar's assets, and has prepared an initial accounting of Nationar's assets and liabilities. Based upon the information currently available, the Company does not anticipate that the resolution of this matter will have a material adverse effect on its consolidated financial statements.

CAPITAL

Progressive, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board ("FRB"). Pawling, as a New York state-chartered stock savings bank, is subject to regulation and supervision by the New York State Banking Department as its chartering agency and by the FDIC as its deposit insurer. Both the FRB and the FDIC have developed and follow, in substance, similar requirements to maintain minimum levels of leverage and risk-based capital.

Under the current leverage capital guidelines, most banking companies must maintain Tier 1 capital of between 4.0% and 5.0% of total assets.

The risk-based capital adequacy guidelines require the Company and Pawling to maintain capital according to the risk profile of the asset portfolio and certain off-balance sheet items. The guidelines set forth a system for calculating risk-weighted assets by assigning assets (and credit-equivalent amounts for certain off-balance sheet items) to one of four broad risk-weight categories. The amount of risk-weighted assets is determined by applying a specific percentage (0%, 20%, 50% or 100%, depending on the level of credit risk) to the amounts assigned to each category. As a percentage of risk-weighted assets, a minimum ratio of 4.0% must be maintained for Tier 1 capital and 8.0% for total capital.

At March 31, 1995, Progressive's capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:

                                                                                           Risk-Based Capital
                                        Leverage Capital                         Tier 1                           Total
                                  Amount<F1>          Ratio            Amount<F1>         Ratio          Amount<F1>     Ratio
Actual                            $67,192             9.66%            $67,192            17.15%         $72,135        18.41%
Minimum requirement                27,828             4.00              15,674             4.00           31,348         8.00
Excess                            $39,364             5.66%            $51,518            13.15%         $40,787        10.41%

<F1> For all capital amounts, actual capital excludes the Company's net unrealized gain of $70,000 on securities available for sale.

At March 31, 1995, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:

                                                                                           Risk-Based Capital
                                Leverage Capital                            Tier 1                                 Total
                             Amount<F1>       Ratio              Amount<F1>            Ratio               Amount<F1>      Ratio
Actual                       $60,723          8.81%              $60,723               15.58%              $65,639         16.84%
Minimum requirement           27,563          4.00               15,588                 4.00                31,175          8.00
Excess                       $33,160          4.81%              $45,135               11.58%              $34,464          8.84%

<F1> For all capital amounts, actual capital excludes Pawling's net unrealized gain of $181,000 on securities available for sale.

During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. On November 10, 1994, the Company announced another plan to repurchase 140,000 shares. At March 31, 1995, 62,000 shares had been purchased under the second plan at a cost of $1.3 million or $21.05 per share. The Company considers its stock to be an attractive investment and believes he program will increase the Company's book value and earnings per share.

On April 12, 1995, the Company's Board of Directors declared a dividend of fifteen cents ($0.15) per common share, payable on May 31, 1995 to shareholders of record as of April 28, 1995.

ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management continually monitors the Company's interest rate risk. Risk management strategies are developed and implemented by the Asset/Liability Committee which uses various risk measurement tools to evaluate the impact of changes in interest rates on the Company's asset/liability structure and net interest income.

Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was 7.09% at March 31, 1995. A positive gap exists when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities expected to mature or reprice in a given period. A positive gap may enhance earnings in periods of rising interest rates in that, during such periods, the interest income earned on assets may increase more rapidly than the interest expense paid on liabilities. Conversely, in a falling interest rate environment, a positive gap will result in a decrease in interest income earned on assets that is greater than the decrease in interest expense paid on liabilities. While a positive gap indicates the amount of interest-earning assets which will reprice before interest-bearing liabilities, it does not indicate the extent to which they will reprice. Therefore, at times, a positive gap may not produce higher margins in a rising rate environment.

The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans in its portfolio and maintaining a large base of core deposits. The Company has not used synthetic hedging instruments such as interest rate futures, swaps or options.

The following table summarizes the Company's interest rate sensitive assets and liabilities at March 31, 1995 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.

                                                          Within            One to Five         Over Five
                                                          One Year          Years               Years
(Dollars in thousands)
Total interest-earning assets                             $391,441          201,555              70,210
Total interest-bearing liabilities                         342,096          102,563             132,702
    Excess (deficiency) of interest-earning assets
        over interest-bearing liabilities                 $ 49,345           98,992             (62,492)
    Excess (deficiency) as a percent of total assets          7.09%           14.23%              (8.98%)
    Cumulative excess as a percent of total assets            7.09%           21.32%              12.34%

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 1992, a shareholder of Progressive commenced an action against Progressive and its directors in the New York Supreme Court seeking to declare void the March 8, 1991 retirement agreement entered into with E. Hale Mayer, the retiring Chairman of the Board and Chief Executive Officer of Progressive and its subsidiary, Pawling Savings Bank, and to recover monies paid thereunder. On March 25, 1994, the judge hearing the matter upon a motion for summary judgment ruled in favor of Progressive and its directors dismissing the complaint against them. The plaintiff has filed an appeal with the Appellate Division of the New York Supreme Court seeking a reversal of the decision.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit I,  Computation of Net Income Per Share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE BANK, INC.
(Registrant)

Date:  May 12, 1995
/s/ Peter Van Kleeck
- - ----------------------
Peter Van Kleeck
President and Chief Executive Officer

Date:  May 12, 1995
/s/ Robert Gabrielsen
- - -----------------------
Robert Gabrielsen, Treasurer
Principal Financial Officer and
Principal Accounting Officer

Exhibit I
Computation of Net Income Per Share
                                                 Three Months Ended March 31,
                                                  1995                 1994
(In thousands, except per share amounts)
Net income                                        $1,514               $1,805
Weighted average common shares <F1> <F2>           2,746                2,939
Net income per share                              $ 0.55               $ 0.61

<F1> Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation for either of the periods presented.
<F2> Net of treasury stock.