Form 10-Q/A
period 1995-03-31
PROGRESSIVE BANK INC
filed 1995-07-18
CIK 797507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

Commission File Number:              0-15025

PROGRESSIVE BANK, INC.
- -----------------------------------------------------
(Exact name of registrant as specified in its charter)

New York
- ---------------------------------------------------
(State or other jurisdiction of
incorporation or organization)

14-1682661
- ---------------------------------------------------
(I.R.S. Employer Identification No.)

86 State Route 22, Pawling, New York 12564
- ---------------------------------------------------
(Address of principal executive offices) (Zip Code)

(914) 855-1333
- ---------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
- ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]            No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1995: 2,750,234 shares.

The purpose of this amendment is to include a Financial Data Schedule as required under electronic filing guidelines.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE BANK, INC.
- ----------------------
(Registrant)

Date:  July 7, 1995
/s/ Peter Van Kleeck
- --------------------
Peter Van Kleeck
President and Chief Executive Officer

Date:  July 7, 1995
/s/ Robert Gabrielsen
- ---------------------
Robert Gabrielsen, Treasurer
Principal Financial Officer and
Principal Accounting Officer