Form 10-Q
period 1995-06-30
PROGRESSIVE BANK INC
filed 1995-08-15
CIK 797507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995
                                    -------------------
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:     0-15025
                           ----------

PROGRESSIVE BANK, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

New York
------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

14-1682661
------------------------------------------------------
(I.R.S. Employer Identification No.)

86 State Route 22, Pawling, New York 12564
------------------------------------------------------
(Address of principal executive offices) (Zip Code)

(914) 855-1333
------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [x]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1995: 2,717,434 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994

Consolidated Statements of Income for the Three and Six Months Ended June 30, 1995 and June 30, 1994

Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 1995 and June 30, 1994

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and June 30, 1994

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

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit I

CONSOLIDATED BALANCE SHEETS
Progressive Bank, Inc. and Subsidiary
(In thousands, except shares and per share amounts)
(Unaudited)

June 30, 1995
December 31, 1994
Assets
Cash and due from banks                                                           $13,005       14,054
Federal funds sold                                                                 31,400       57,700
Securities:
    Available for sale (fair value of $48,742 in 1995 and $43,916 in 1994)         48,742       43,916
    Held to maturity (fair value of $82,930 in 1995 and $81,172 in 1994)           82,058       83,764
      Total securities                                                            130,800      127,680
Loans, net:
    Mortgage loans                                                                452,245      425,397
    Other loans                                                                    58,225       57,920
    Allowance for loan losses                                                      (8,691)      (9,402)
    Net deferred loan origination fees                                               (474)        (836)
      Total loans, net                                                            501,305      473,079
Accrued interest receivable                                                         4,237        4,208
Other real estate, net                                                                695        2,265
Premises and equipment, net                                                         8,990        8,091
Deferred income taxes, net                                                          5,818        6,333
Other assets                                                                        6,877        2,882
  Total assets                                                                   $703,127      696,292
Liabilities and Shareholders' Equity
Liabilities:
    Savings and time deposits                                                    $582,238      577,935
    Demand deposits                                                                43,885       46,394
    Accrued expenses and other liabilities                                          9,173        6,023
      Total liabilities                                                           635,296      630,352
Shareholders' equity:
    Preferred stock ($1.00 par value; 5,000,000 shares authorized;
      none issued)                                                                     --           --
    Common stock ($1.00 par value; 15,000,000 shares authorized;
      2,951,974 shares issued)                                                      2,952        2,952
    Paid-in capital                                                                27,355       27,355
    Retained earnings                                                              42,296       40,165
    Treasury stock, at cost (234,540 shares in 1995 and 205,090
      shares in 1994)                                                              (5,119)      (4,310)
    Net unrealized gain (loss) on securities available for sale,
      net of taxes                                                                    347         (222)
      Total shareholders' equity                                                   67,831       65,940
      Total liabilities and shareholders' equity                                 $703,127      696,292

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Progressive Bank, Inc. and Subsidiary
(In thousands, except per share amounts)
(Unaudited)

                                                                      For the                     For the
                                                                      Three Months Ended          Six Months Ended
                                                                      June 30,                    June 30,
                                                                      1995          1994          1995          1994
Interest and dividend income:
  Mortgage loans                                                      $ 9,610        8,390        18,802        16,808
  Other loans                                                           1,396        1,294         2,737         2,552
  Securities                                                            2,093        2,407         3,968         4,534
  Federal funds sold and other                                            558          270         1,224           388
    Total interest and dividend income                                 13,657       12,361        26,731        24,282
Interest on deposits                                                    6,737        4,985        12,958         9,776
    Net interest income                                                 6,920        7,376        13,773        14,506
Provision for loan losses                                                 125          250           250           500
    Net interest income after provision for loan losses                 6,795        7,126        13,523        14,006
Other income:
  Deposit service fees                                                    498          452           985           899
  Other service fees                                                      171          133           316           306
  Net loss on securities                                                   (8)         (18)           (8)           (4)
  Net gain (loss) on sale of loans                                         61          (65)          101           (25)
  Other non-interest income                                                 6           14            13            40
    Total other income                                                    728          516         1,407         1,216
    Net interest and other income                                       7,523        7,642        14,930        15,222
Other expense:
  Salaries and employee benefits                                        2,197        2,265         4,471         4,513
  Occupancy and equipment                                                 554          571         1,154         1,330
  Net cost of other real estate                                            95          799           181         1,543
  FDIC deposit insurance                                                  350          360           700           720
  Other non-interest expense                                            1,582        1,526         3,106         2,971
    Total other expense                                                 4,778        5,521         9,612        11,077
    Income before income taxes                                          2,745        2,121         5,318         4,145
Income tax expense                                                      1,121          237         2,180           456
    Net income                                                        $ 1,624        1,884         3,138         3,689
Net income per common share                                           $  0.59         0.65          1.14          1.26
Weighted average common shares outstanding                              2,740        2,902         2,743         2,920

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Progressive Bank, Inc. and Subsidiary
(In thousands, except shares and per share amounts)
(Unaudited)
                                                                                                       Net
                                                     Common Stock                                      Unrealized
                                              Shares                  Paid-in   Retained   Treasury    Gain (Loss)
                                              Outstanding   Amount    Capital   Earnings   Stock       on Securities   Total
Balance at December 31, 1994                  2,746,884     $2,952    27,355    40,165     (4,310)       (222)         65,940
Net income                                                      --        --     3,138         --          --           3,138
Cash dividends declared
($0.30 per share)                                               --        --      (825)        --          --            (825)
Stock options exercised                          15,550         --        --      (182)       329          --             147
Purchases of treasury stock                     (45,000)        --        --        --     (1,138)         --          (1,138)
Net change in unrealized gain (loss)
on securities available for sale,
net of taxes                                                    --        --        --         --         569             569
Balance at June 30, 1995                      2,717,434     $2,952    27,355    42,296     (5,119)        347          67,831

Balance at December 31, 1993                  2,938,574     $2,952    27,355    33,748       (234)         --          63,821
Net income                                                      --        --     3,689         --          --           3,689
Cash dividends declared
($0.175 per share)                                              --        --      (511)        --          --            (511)
Stock options exercised                           7,400         --        --      (103)       137          --              34
Purchases of treasury stock                     (55,000)        --        --        --     (1,048)         --          (1,048)
Net unrealized gain (loss) on
securities available for sale,
net of taxes:
As of January 1, 1994                                           --        --        --         --       2,165           2,165
Net change during period                                        --        --        --         --      (1,957)         (1,957)
Balance at June 30, 1994                      2,890,974     $2,952    27,355    36,823     (1,145)        208          66,193

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Progressive Bank, Inc. and Subsidiary
(In thousands)
(Unaudited)
                                                                                               For the Six Months Ended
                                                                                                      June 30,
                                                                                               1995             1994
Operating activities:
Net income                                                                                     $ 3,138           3,689
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                                      250             500
    Depreciation expense                                                                           405             452
    Provision for losses on other real estate                                                      175           1,000
    Gain on sales of other real estate                                                            (209)           (278)
    Net (gain) loss on securities and loans                                                        (93)             29
    Amortization of net deferred loan origination fees                                            (162)           (400)
    Amortization of net premiums on securities                                                      21             512
    Net (increase) decrease in accrued interest receivable                                         (29)             48
    Net change in income tax assets and liabilities                                              3,541          (1,421)
    Other, net                                                                                  (3,966)          2,482
      Net cash provided by operating activities                                                  3,071           6,613
Investing activities:
  Purchases of securities:
    Securities available for sale                                                              (13,246)         (8,154)
    Securities held to maturity                                                                 (3,384)        (40,214)
  Proceeds from principal payments, maturities and calls of securities:
    Securities available for sale                                                                8,126          21,899
    Securities held to maturity                                                                  5,143           8,664
  Proceeds from sale of securities available for sale                                            1,186             403
  Disbursements for loan originations, net of principal collections                            (34,203)        (32,654)
  Proceeds from sales of loans                                                                   6,212          17,139
  Purchases of premises and equipment                                                           (1,304)           (228)
  Proceeds from sales of other real estate                                                       1,465           1,400
      Net cash used in investing activities                                                    (30,005)        (31,745)
Financing activities:
  Net increase (decrease) in time deposits                                                      30,094         (12,300)
  Net increase (decrease) in other deposits                                                    (28,693)         47,259
  Cash dividends paid on common stock                                                             (825)           (511)
  Net proceeds on issuance of common stock                                                         147              34
  Purchases of treasury stock                                                                   (1,138)         (1,048)
  Net cash (used in) provided by financing activities                                             (415)         33,434
Net increase (decrease) in cash and cash equivalents                                           (27,349)          8,302
Cash and cash equivalents at beginning of period                                                71,754          25,793
Cash and cash equivalents at end of period                                                     $44,405          34,095
Supplemental data:
  Interest paid                                                                                $12,827           8,255
  Income taxes paid, net                                                                         1,690           1,665
  Loans transferred to other real estate                                                           920           1,917
  Loans originated to finance sales of other real estate                                         1,019           1,315

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

FINANCIAL CONDITION

Total assets of the Company were $703.1 million at June 30, 1995 as compared to $696.3 million at December 31, 1994, an increase of $6.8 million or 1.0%.

At June 30, 1995, net loans totaled $501.3 million, compared to $473.1 million at December 31, 1994, an increase of $28.2 million or 6.0%. The residential mortgage segment of the loan portfolio increased $30.9 million or 8.9% (net of loan sales to the secondary market of $6.1 million) from $346.1 million at December 31, 1994 to $377.0 million at June 30, 1995. The commercial mortgage segment of the loan portfolio decreased $2.0 million, or 3.1%, from $66.4 million at December 31, 1994 to $64.4 million at June 30, 1995. In addition, the construction and land mortgage segment also declined $2.0 million, or 15.6%, from $12.9 million at December 31, 1994 to $10.9 million at June 30, 1995. Other loans increased $305,000 during the first six months of 1995 from $57.9 million at December 31, 1994 to $58.2 million at June 30, 1995.

The $3.1 million overall increase in securities primarily reflects a $3.1 million increase in equity securities due to a required additional purchase of Federal Home Loan Bank stock during the first quarter of 1995.

The $1.8 million increase in deposits during the first six months of 1995 was attributable to the $30.1 increase in time deposits, partially offset by declines in savings and demand accounts of $25.8 million and $2.5 million, respectively.

Shareholders' equity at June 30, 1995 was $67.8 million, an increase of $1.9 million or 2.9% from December 31, 1994. This increase primarily reflects net income of $3.1 million, partially offset by cash dividends of $825,000. Shareholders' equity, as a percent of total assets, was 9.65% at June 30, 1995 compared to 9.47% at December 31, 1994. Book value per share increased to $24.97 at June 30, 1995 from $24.00 at December 31, 1994.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates (not on a tax-equivalent basis) for the periods indicated.

                             Three Months Ended        Three Months Ended         Six Months Ended          Six Months Ended
                                June 30, 1995             June 30, 1994             June 30, 1995             June 30, 1994
                          Average            Avg.   Average            Avg.   Average            Avg.   Average            Avg.
                          Balance   Interest Rate   Balance   Interest Rate   Balance   Interest Rate   Balance   Interest Rate
(Dollars in thousands)
Interest-earning
  assets:
Mortgage loans <F1>       $443,562   9,610   8.67%  $395,078  8,390    8.49%  $438,759  18,802   8.57%  $396,364  16,808   8.48%
Other loans <F1>            58,138   1,396   9.60     54,324  1,294    9.53     58,022   2,737   9.43     52,334   2,552   9.75
Mortgage-backed
  securities                83,584   1,285   6.15     75,930  1,058    5.57     83,674   2,414   5.77     68,560   1,758   5.13
U.S. Treasury,
  corporate and
  other securities          46,553     808   6.94     81,306  1,349    6.64     44,826   1,554   6.93     82,996   2,776   6.69
Federal funds sold
  and other                 38,565     558   5.79     27,155    270    3.98     44,378   1,224   5.52     21,002     388   3.69
Total interest-
  earning assets           670,402  13,657   8.15%   633,793 12,361    7.80%   669,659  26,731   7.98%   621,256  24,282   7.82%
Non-interest-
  earning assets            28,978                    22,835                    26,303                    27,802
  Total assets            $699,380                  $656,628                  $695,962                  $649,058
Interest-bearing
  liabilities:
Savings deposits <F2>     $243,575   2,173   3.57%  $279,490  2,214    3.17%  $251,336   4,452   3.54%  $264,189   4,068   3.08%
Time deposits              334,553   4,564   5.46    261,579  2,771    4.24    327,085   8,506   5.20    265,752   5,708   4.30
Total interest-
  bearing liabilities      578,128   6,737   4.66%   541,069  4,985    3.69%   578,421  12,958   4.48%   529,941   9,776   3.69%
Non-interest-
  bearing liabilities       53,705                    49,029                    50,940                    53,489
  Total liabilities        631,833                   590,098                   629,361                   583,430
Shareholders' equity        67,547                    66,530                    66,601                    65,628
Total liabilities and
  shareholders' equity    $699,380                  $656,628                  $695,962                  $649,058
Net earning balance       $ 92,274                  $ 92,724                  $ 91,238                  $ 91,315
Net interest income                  6,920                    7,376                     13,773                    14,506
Interest rate
  spread <F3>                                3.49%                     4.11%                     3.50%                     4.13%
Net yield on
  interest-earning
  assets (margin) <F4>                       4.13%                     4.66%                     4.11%                     4.67%

<F1> Interest income on loans does not include interest on non-accrual loans;
     however, such loans have been included in the calculation of the average balances outstanding.

<F2> Includes NOW accounts, passbook and statement saving accounts, and money market accounts.

<F3> Average rate on total interest-earning assets less average rate on total interest-bearing liabilities.

<F4> Net interest income divided by total average interest-earning assets.

RESULTS OF OPERATIONS

GENERAL

For the quarter ended June 30, 1995, the Company's net income was $1.6 million or $0.59 per share as compared to $1.9 million or $0.65 per share for the same three-month period in 1994. For the six-month period ended June 30, 1995, the Company earned $3.1 million or $1.14 per share as compared $3.7 million or $1.26 per share for the same period in 1994. The decreases in net income for the three- and six-month periods are primarily the result of increases in income tax expense and decreases in net interest income, partially offset by decreases in the net cost of other real estate and the provision for loan losses.

NET INTEREST INCOME

Net interest income decreased $456,000, or 6.2%, to $6.9 million for the three-month period ended June 30, 1995 and $733,000, or 5.1%, for the six-month period when compared to the same periods in 1994. The decreases in net interest income for the quarter and six-months ended June 30, 1995 were primarily due to increases in time deposit interest expense as a result of increases in both the average balance outstanding as well as increases in the average rate paid. The increases in interest expense were partially offset by increases in mortgage interest income as a result of the significant increase in volume as well as increases in the average rate earned.

Interest on loans increased by $1.3 million, or 13.7%, for the three-month period and $2.2 million, or 11.3%, for the six-month period when compared to the same periods in 1994, primarily reflecting increases in the volume of loans outstanding. The yields earned were generally higher, as the increase in yield caused by the rising rate environment exceeded the effect of the changing mix of the portfolio toward adjustable rate loans which generally have initial rates lower than the comparable fixed rate loans. At June 30, 1995, adjustable rate loans represented approximately 50.6% of the loan portfolio compared to 36.9% at June 30, 1994.

Interest on mortgage-backed securities increased $227,000, or 21.5%, for the three-month period and $656,000, or 37.3%, for the six-month period when compared to the same periods in 1994. These increases primarily reflect increases in the average balance outstanding due to the Company continuing to emphasize the purchase of mortgage-backed securities, principally adjustable rate securities that are consistent with management's overall strategy to manage interest rate risk. In addition, the average yield earned on the portfolio increased in 1995 due to purchases of securities with higher yields as well as upward adjustments on adjustable rate securities.

Interest and dividends on U.S. Treasury, corporate and other securities decreased by $541,000, or 40.1%, for the three-month period ended June 30, 1995 and $1.2 million, or 44.0%, for the six-month period when compared to the same periods in 1994. These decreases were primarily the result of maturities and, to a lesser degree, the effect of corporate securities being called prior to maturity. Funds provided by maturities and calls were generally used for loan originations and purchases of mortgage-backed securities. The average rate earned on U.S. Treasury, corporate and other securities increased to 6.94% for the three-month period and 6.93% for the six months ended June 30, 1995 as a result of purchases of securities with higher yields as well as the sale of lower yielding securities during the fourth quarter of 1994.

Interest on Federal funds sold increased $288,000 for the three-month period ended June 30, 1995 and $836,000 for the six-month period when compared to the same periods in 1994. These increases primarily resulted from the increased average balance outstanding combined with the higher rates available during 1995.

Interest expense on deposits increased by $1.8 million, or 35.1%, for the three-month period ended June 30, 1995 and $3.2 million, or 32.5%, for the six-month period when compared to the same periods in 1994. The primary reason for the increase in the three-month period was a substantial increase in the cost of funds from 3.69% in 1994 to 4.66% in the current quarter. For the six-month period, the cost of funds was up from 3.69% in 1994 to 4.48% in the current period. In addition to the increase in the cost of funds, the mix of deposits shifted from lower cost savings deposits to higher cost time deposits. For the three- and six-month periods ended June 30, 1995, average savings accounts decreased $35.9 million and $12.9 million, respectively, and average time deposits increased $73.0 million and $61.3 million, respectively, as compared to the same period in the previous year.

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

For the three- and six-month periods ended June 30, 1995, the provision for loan losses was $125,000 and $250,000, respectively, as compared to $250,000 and $500,000 for the comparable periods in 1994. The lower provisions primarily reflect the continued reduction in non-performing loans, and continued stable conditions in the local economy and most sectors of the real estate market. Non-performing loans declined to $4.9 million, or 0.96% of total loans, at June 30, 1995 compared to $11.5 million, or 2.50% of total loans, at June 30, 1994 and $7.4 million, or 1.53% of total loans, at December 31, 1994.

In determining the provision for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due thirty days or more, but has not yet been placed on non-accrual status. At June 30, 1995, slow paying loans amounted to $2.3 million as compared to $4.2 million at June 30, 1994 and $2.9 million at December 31, 1994.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                                   1995             1994             1995             1994
(Dollars in thousands)
Balance at beginning of period                     $8,506           13,828            9,402           13,920
Provision charged to operations                       125              250              250              500
                                                    8,631           14,078            9,652           14,420
Loans charged-off:
Mortgage loans:
Residential                                           (63)             (83)            (161)            (152)
Commercial                                             --             (201)            (234)            (201)
Construction and land                                 (91)              --             (758)            (178)
Other loans:
Consumer                                              (39)             (72)            (106)            (148)
Commercial                                             --               (4)             (30)             (49)
Total charge-offs                                    (193)            (360)          (1,289)            (728)
Recoveries:
Mortgage loans:
Residential                                            --                3               60                5
Commercial                                             79               15               79               15
Construction and land                                 159               --              159               --
Other loans:
Consumer                                               15               12               29               35
Commercial                                             --               47                1               48
Total recoveries                                      253               77              328              103
Net recoveries (charge-offs)                           60             (283)            (961)            (625)
Balance at end of period                           $8,691           13,795            8,691           13,795
Ratio of net recoveries
  (charge-offs) to average total
  loans outstanding (annualized)                     0.05%           (0.25%)          (0.39%)          (0.28%)

The following table sets forth information with respect to non-performing loans and other real estate, and certain asset quality ratios at the dates indicated:

                                                                    June 30,              December 31,
                                                              1995           1994             1994
(Dollars in thousands)
Non-performing loans:
Mortgage loans:
  Residential properties                                      $2,850          3,469            1,636
  Commercial properties                                        1,117          3,890            3,009
  Construction and land                                          935          4,149            2,736
                                                               4,902         11,508            7,381
Other loans                                                        6             21               15
    Total non-performing loans <F1>                            4,908         11,529            7,396
Other real estate, net                                           695          5,922            2,265
    Total non-performing assets                               $5,603         17,451            9,661
Ratio of non-performing loans to total loans                    0.96%          2.50%            1.53%
Ratio of non-performing assets to total assets                  0.80%          2.59%            1.39%
Ratio of allowance for loan losses
  to total non-performing loans                               177.08%        119.65%          127.12%

<F1> Includes loans on non-accrual status of $4.7 million, $11.5 million and
     $7.3 million at June 30, 1995, June 30, 1994, and December 31, 1994, respectively. The Company generally stops accruing interest on loans that are delinquent over 90 days.

The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.4 million at June 30, 1995, compared to $3.2 million at June 30, 1994 and $1.8 million at December 31, 1994.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is considered to be impaired if it is probable that the lender will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 also requires that an impaired loan be measured based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. SFAS No. 114 primarily applies to the Company's commercial mortgage loans, and construction and land loans. It does not apply to residential mortgage and consumer loans which represent a substantial portion of the Company's loan portfolio.

The adoption of SFAS No. 114 did not result in any adjustment to the Company's overall allowance for loan losses. At June 30, 1995, the Company's recorded investment in impaired commercial mortgage and construction loans totaled $4.1 million (including $2.1 million on non-accrual status and $2.0 million of potential problem loans). The total impaired loans consist of (1) loans of $3.3 million for which there was an allowance for losses of $894,000 determined in accordance with SFAS No. 114 and (2) loans of $841,000 for which there was no allowance determined under SFAS No. 114. The average recorded investment in impaired loans was $4.6 million for the second quarter of 1995. Interest income recognized on impaired loans was insignificant for the quarter and six months ended June 30, 1995.

OTHER INCOME

Sources of other income include deposit and other service fees, net gain
(loss) on securities, net gain (loss) on sales of loans, and other non-interest income. Other income increased by $212,000, or 41.1%, for the three-month period ended June 30, 1995 and $191,000, or 15.7%, for the six-month period, compared to the same periods in 1994.

Deposit service fees, the largest component of other income, increased by $46,000, or 10.2%, for the three-month period and $86,000, or 9.6%, for the six-month period, compared to the same periods in 1994. This was primarily the result of an increase in the amount of retail checking account fees collected in 1995. Other service fees totaled $171,000 and $316,000 for the three- and six-month periods ended June 30, 1995, as compared to $133,000 and $306,000 for the same periods in 1994. Net loss on securities for the three- and six-month periods in 1995 primarily consisted of net realized losses on sales of corporate securities. There have been no sales of securities classified as held to maturity. Net gains on loans increased by $126,000 for both the three- and six-month periods ended June 30, 1995 as compared to the same periods in 1994, primarily due to declining rates on the loans sold.

OTHER EXPENSE

Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Other expense decreased by $743,000, or 13.5%, for the three-month period ended June 30, 1995 and $1.5 million, or 13.2%, for the six-month period, compared to the same periods in 1994, primarily due to a decrease in the net cost of other real estate.

Salaries and employee benefits, the largest component of other expense, decreased by $68,000, or 3.0%, for the three-month period and $42,000, or 0.9%, for the six-month period, compared to the same periods in 1994. This primarily reflects lower medical insurance costs as a result of a change in the insurance provider, partially offset by the increases in expense attributable to hiring additional staff and normal merit and promotional salary increases.

Occupancy and equipment expense decreased $17,000, or 3.0%, for the three-month period ended June 30, 1995 and decreased $176,000, or 13.2%, for the six-month period, as compared to the same periods in the previous year. The decrease in the six-month period was primarily the result of a reduction in depreciation expense from the second quarter of 1994 to the second quarter of 1995.

The net cost of other real estate decreased $704,000, or 88.1%, for the three-month period and $1.4 million, or 88.3%, for the six-month period, compared to the same periods in 1994, primarily reflecting lower provisions for losses. The lower provisions reflect the decline in the other real estate owned portfolio and management's assessment of the adequacy of the allowance for other real estate losses. The investment in other real estate properties (before the allowance for losses) declined substantially from $7.7 million at June 30, 1994 to $697,000 at June 30, 1995.

FDIC deposit insurance expense decreased $10,000, or 2.8%, for the three-month period and $20,000, or 2.8%, for the six-month period, as compared to the same periods in the previous year, primarily the result of lower assessment rates, partially offset by the increase in assessable deposits. In early 1995, the FDIC proposed to substantially reduce its assessment rate assigned to institutions insured by the Bank Insurance Fund that have lower overall risk profiles. If implemented, this proposal would substantially reduce Pawling's FDIC insurance premiums for 1995.

Other non-interest expense increased $56,000, or 3.7%, for the three-month period and $135,000, or 4.5%, for the six-month period when compared to the same periods in 1994. The increases in the three- and six-month periods primarily reflect the provision made in the second quarter of 1995 to accrue for possible losses which may result from the Nationar seizure as discussed on page 14. This provision was partially offset by reductions in foreclosure and collection expense due to the decline in problem loans.

INCOME TAX EXPENSE

For the three-month periods ended June 30, 1995 and 1994, income tax expense was $1.1 million and $237,000, respectively (effective tax rates of 40.8% and 11.2%, respectively). For the six-month periods, income tax expense was $2.2 million and $456,000, respectively (effective tax rates of 41.0% and 11.0%, respectively). The lower effective rates for the first three and six months of 1994 were primarily due to reductions in the deferred Federal tax asset valuation allowance of $636,000 and $1.2 million, respectively. These adjustments were commensurate with the increase in Federal income taxes recoverable by loss carryback.

The Company's deferred tax assets were $5.8 million at June 30, 1995, net of a remaining valuation allowance of $251,000. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets. Management also anticipates that the Company's near-term results of operations will not be significantly affected by further adjustments to the valuation allowance for deferred tax assets.

RATIOS

Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:


                                                         Three Months Ended        Six Months Ended          Year Ended
                                                              June 30,                 June 30,             December 31,
                                                         1995       1994           1995      1994               1994
Return on assets:
  Net income divided by average total assets             0.93%       1.15%         0.90%      1.14%              1.15%
Return on equity:
  Net income divided by average equity                   9.62%      11.33%         9.42%     11.24%             11.65%

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

The Company's cash flows are classified according to their source -- operating activities, investing activities, and financing activities. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows".

Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, Federal funds sold and securities maturing within one year to total assets). At June 30, 1995, the Company had a primary liquidity ratio of 9.14% as compared to 12.27% at December 31, 1994.

An important source of funds is Pawling's core deposit base. Management believes that substantially all of Pawling's deposits of $626.1 million at June 30, 1995 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer market to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at June 30, 1995, had access to additional liquidity in the form of borrowings from the FHLBNY of up to $73.0 million. The Company also has access to the discount window of the Federal Reserve Bank.

At June 30, 1995, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $69.9 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. At June 30, 1995, the Company had a commitment for approximately $654,000 for renovations of a recently acquired building in Fishkill, New York which serves as the administrative headquarters. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

One of the Company's long-time correspondents was Nationar, a state-chartered trust company. The Company used Nationar for Federal funds transactions, as well as certain custodial and investment services. On February 6, 1995, the New York State Superintendent of Banking (the "Superintendent") took possession of the business and property of Nationar. At that time, all customer accounts were frozen including $3.6 million of the Company's assets, primarily consisting of Federal funds sold. Since the seizure, the Superintendent has maintained the continued operation of Nationar, has begun the process of selling Nationar's assets, and has prepared an initial accounting of Nationar's assets and liabilities. Management believes that there is a reasonable likelihood that the Company will not recover all of its $3.6 million investment in Federal funds sold from Nationar, which is included in other assets in the consolidated balance sheet at June 30, 1995. Accordingly, the Company has established a valuation allowance of approximately $150,000 through a loss provision primarily recorded in the second quarter of 1995. The Company may make additional provisions as more information becomes available. Based upon the information currently available, the Company does not anticipate that the resolution of this matter will have a material adverse effect on its consolidated financial statements. Management is taking all steps necessary to recover the amounts owed to the Company by Nationar.

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

At June 30, 1995, Progressive's capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:

                                                                                   Risk-Based Capital
                                             Leverage Capital               Tier 1                    Total
                                           Amount<F1>     Ratio     Amount<F1>     Ratio     Amount<F1>    Ratio
Actual                                     $67,484        9.60%     $67,484        16.81%    $72,548       18.07%
Minimum requirement                         28,128        4.00%      16,058         4.00%     32,117        8.00%
Excess                                     $39,356        5.60%     $51,426        12.81%    $40,431       10.07%

<F1> For all capital amounts, actual capital excludes the Company's net unrealized gain of $347,000 on securities available for sale.

At June 30, 1995, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:


                                                                                   Risk-Based Capital
                                                  Leverage Capital           Tier 1                   Total
                                           Amount<F1>     Ratio     Amount<F1>     Ratio     Amount<F1>    Ratio
Actual                                     $62,084        8.90%     $62,084        15.62%    $67,098       16.88%
Minimum requirement                         27,907        4.00%      15,897         4.00%     31,795        8.00%
Excess                                     $34,177        4.90%     $46,187        11.62%    $35,303        8.88%

<F1> For all capital amounts, actual capital excludes Pawling's net unrealized gain of $412,000 on securities available for sale.

During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. On November 10, 1994, the Company announced another plan to repurchase 140,000 shares. At June 30, 1995, 102,000 shares had been purchased under the second plan at a cost of $2.3 million or $22.83 per share. The Company considers its stock to be an attractive investment and believes the program will increase the Company's book value and earnings per share.

On July 12, 1995, the Company's Board of Directors declared a dividend of fifteen cents ($0.15) per common share, payable on August 31, 1995 to shareholders of record as of July 31, 1995.

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

Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was 5.81% at June 30, 1995. A positive gap exists when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities expected to mature or reprice in a given period. A positive gap may enhance earnings in periods of rising interest rates in that, during such periods, the interest income earned on assets may increase more rapidly than the interest expense paid on liabilities. Conversely, in a falling interest rate environment, a positive gap may result in a decrease in interest income earned on assets that is greater than the decrease in interest expense paid on liabilities. While a positive gap indicates the amount of interest-earning assets which may reprice before interest-bearing liabilities, it does not indicate the extent to which they will reprice. Therefore, at times, a positive gap may not produce higher margins in a rising rate environment.

Due to the limitations inherent in a gap analysis, management augments the asset/liability management process by using simulation analysis. Simulation analysis estimates the impact on net interest income of changing the balance sheet structure and/or interest rate environment. This analysis serves as an additional tool in meeting the Company's goal of maintaining relatively stable net interest income in varying interest rate environments.

The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans in its portfolio and maintaining a large base of core deposits. The Company has not used synthetic hedging instruments such as interest rate futures, swaps or options.

The following table summarizes the Company's interest rate sensitive assets and liabilities at June 30, 1995 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.

                                                           Within         One to Five        Over Five
                                                           One Year       Years              Years
(Dollars in thousands)
Total interest-earning assets                              $392,295       214,853             59,839
Total interest-bearing liabilities                          351,448       101,753            129,037
Excess (deficiency) of interest-earning assets
  over interest-bearing liabilities                        $ 40,847       113,100            (69,198)
Excess (deficiency) as a percent of total assets               5.81%        16.09              (9.84)
Cumulative excess as a percent of total assets                 5.81%        21.90              12.06

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

PROGRESSIVE BANK, INC.
(Registrant)

Date:  August 3, 1995
/s/ Peter Van Kleeck
-------------------------------------
Peter Van Kleeck
President and Chief Executive Officer

Date:  August 3, 1995
/s/ Robert Gabrielsen
-------------------------------------
Robert Gabrielsen, Treasurer
Principal Financial Officer and
Principal Accounting Officer

Exhibit I

Computation of Net Income Per Share

                                                             Three Months Ended                     Six Months Ended
                                                                 June 30,                                June 30,
                                                         1995                  1994             1995                  1994
Net income                                               $1,624                $1,884           $3,138                $3,689
Weighted average common shares <F1><F2>                   2,740                 2,902            2,743                 2,920
Net income per share                                     $ 0.59                $ 0.65           $ 1.14                $ 1.26

<F1> Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation for any of the periods presented.

<F2> Net of treasury stock.