Form 10-Q
period 1995-09-30
PROGRESSIVE BANK INC
filed 1995-11-14
CIK 797507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number:    0-15025


	       PROGRESSIVE BANK, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

	   New York
------------------------------------
(State or other jurisdiction of
incorporation or organization)

	     14-1682661
------------------------------------
(I.R.S. Employer Identification No.)

	1301 Route 52, Fishkill, New York 12524
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

		  (914) 897-7400
----------------------------------------------------------
(Registrant's telephone number, including area code)

		  Not Applicable
----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [x]        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1995: 2,669,819 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

	 Consolidated Balance Sheets as of September 30, 1995
	 and December 31, 1994

	 Consolidated Statements of Income for the Three and Nine
	 Months Ended September 30, 1995 and September 30, 1994

	 Consolidated Statements of Shareholders' Equity for the Nine Months Ended September 30, 1995 and September 30, 1994

	 Consolidated Statements of Cash Flows for the Nine
	 Months Ended September 30, 1995 and September 30, 1994

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit I

CONSOLIDATED BALANCE SHEETS
Progressive Bank, Inc. and Subsidiary
(In thousands, except shares and per share amounts)
(Unaudited)
						     September 30,   December 31,
							     1995           1994

Assets
Cash and due from banks                                  $ 12,232         14,054
Federal funds sold                                         27,400         57,700
Securities:
    Available for sale, at fair value                      60,293         43,916
    Held to maturity (fair value of $79,138 in 1995
      and $81,172 in 1994)                                 77,663         83,764
	Total securities                                  137,956        127,680
Loans, net:
  Mortgage loans                                          467,432        425,397
  Other loans                                              59,615         57,920
  Allowance for loan losses                                (8,350)        (9,402)
  Net deferred loan origination fees                         (205)          (836)
	Total loans, net                                  518,492        473,079
Accrued interest receivable                                 4,929          4,208
Other real estate, net                                        323          2,265
Premises and equipment, net                                 9,636          8,091
Deferred income taxes, net                                  5,618          6,333
Other assets                                                6,242          2,882
	Total assets                                     $722,828        696,292

Liabilities and Shareholders' Equity

Liabilities:
  Savings and time deposits                              $598,404        577,935
  Demand deposits                                          46,270         46,394
  Accrued expenses and other liabilities                    9,758          6,023
	Total liabilities                                 654,432        630,352
Shareholders' equity:
  Preferred stock ($1.00 par value; 5,000,000 shares
    authorized; none issued)                                   --             --
  Common stock ($1.00 par value; 15,000,000 shares
    authorized; 2,951,974 shares issued)                    2,952          2,952
  Paid-in capital                                          27,355         27,355
  Retained earnings                                        43,621         40,165
  Treasury stock, at cost (262,155 shares in 1995
    and 205,090 shares in 1994)                            (5,898)        (4,310)
  Net unrealized gain (loss) on securities
    available for sale, net of taxes                          366           (222)
	Total shareholders' equity                         68,396         65,940
	Total liabilities and shareholders' equity       $722,828        696,292

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
Progressive Bank, Inc. and Subsidiary
(In thousands, except per share amounts)
(Unaudited)
								    For the                 For the
							 Three Months Ended       Nine Months Ended
							      September 30,           September 30,
							     1995      1994        1995        1994
Interest and dividend income:
  Mortgage loans                                          $10,027     8,721      28,829      25,529
  Other loans                                               1,469     1,330       4,206       3,882
  Securities                                                2,313     2,561       6,281       7,095
  Federal funds sold and other                                439       266       1,663         654
    Total interest and dividend income                     14,248    12,878      40,979      37,160
Interest on deposits                                        7,248     5,445      20,206      15,221
  Net interest income                                       7,000     7,433      20,773      21,939
Provision for loan losses                                     150       250         400         750
  Net interest income after provision for loan losses       6,850     7,183      20,373      21,189
Other income:
  Deposit service fees                                        510       460       1,495       1,359
  Other service fees                                          140       170         456         476
  Net gain on securities                                       53        43          45          39
  Net gain on sale of loans                                    35        32         136           7
  Other non-interest income                                    12        46          25          86
    Total other income                                        750       751       2,157       1,967
    Net interest and other income                           7,600     7,934      22,530      23,156
Other expense:
  Salaries and employee benefits                            2,302     2,261       6,773       6,774
  Occupancy and equipment                                     595       478       1,749       1,808
  Net cost of other real estate                                98        93         279       1,636
  FDIC deposit insurance                                      (40)      338         660       1,047
  Other non-interest expense                                1,513     1,515       4,619       4,497
    Total other expense                                     4,468     4,685      14,080      15,762
    Income before income taxes                              3,132     3,249       8,450       7,394
Income tax expense                                          1,290     1,333       3,470       1,789
    Net income                                            $ 1,842     1,916       4,980       5,605
Net income per common share                               $  0.68      0.66        1.82        1.93
Weighted average common shares outstanding                  2,714     2,882       2,733       2,907

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Progressive Bank, Inc. and Subsidiary
(In thousands, except shares and per share amounts)
(Unaudited)
													 Net
					     Common Stock                                         Unrealized
					   Shares              Paid-in   Retained   Treasury     Gain (Loss)
				      Outstanding    Amount    Capital   Earnings      Stock   On Securities     Total
Balance at December 31, 1994            2,746,884    $2,952     27,355     40,165    (4,310)           (222)    65,940
Net income                                     --        --         --      4,980        --              --      4,980
Cash dividends declared
  ($0.45 per share)                            --        --         --     (1,232)       --              --     (1,232)
Stock options exercised                    25,935        --         --       (292)      559              --        267
Purchases of treasury stock               (83,000)       --         --         --    (2,147)             --     (2,147)
Net change in unrealized gain
  (loss) on securities available
  for sale, net of taxes                       --        --         --         --        --             588        588
Balance at September 30, 1995           2,689,819    $2,952     27,355     43,621    (5,898)            366     68,396

Balance at December 31, 1993            2,938,574    $2,952     27,355     33,748      (234)             --     63,821
Net income                                     --        --         --      5,605        --              --      5,605
Cash dividends declared
  ($0.275 per share)                           --        --         --       (801)       --              --       (801)
Stock options exercised                    10,810        --         --       (149)      201              --         52
Purchases of treasury stock               (97,500)       --         --         --    (2,052)             --     (2,052)
Net change in unrealized gain
  (loss) on securities available
  for sale, net of taxes:
      As of January 1, 1994                    --        --         --         --        --           2,165      2,165
      Net change during period                 --        --         --         --        --          (2,390)    (2,390)
Balance at September 30, 1994           2,851,884    $2,952     27,355     38,403    (2,085)           (225)    66,400

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Progressive Bank, Inc. and Subsidiary
(In thousands)
(Unaudited)

								      For the Nine Months Ended
									     September 30,
									   1995         1994
Operating activities:
Net income                                                              $ 4,980        5,605
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                                               400          750
    Depreciation expense                                                    618          575
    Provision for losses on other real estate                               250        1,000
    Gain on sales of other real estate                                     (302)        (401)
    Net gain on securities and loans                                       (181)         (46)
    Amortization of net deferred loan origination fees                     (340)        (499)
    Amortization of net premiums on securities                               56          556
    Net increase in accrued interest receivable                            (721)         (28)
    Net change in income tax assets and liabilities                       4,044       (2,595)
    Other, net                                                           (2,983)       2,047
      Net cash provided by operating activities                           5,821        6,964

Investing activities:
  Purchases of securities:
    Securities available for sale                                       (28,407)     (14,292)
    Securities held to maturity                                          (3,384)     (45,301)
  Proceeds from principal payments, maturities and calls of securities:
    Securities available for sale                                        11,108       31,587
    Securities held to maturity                                           9,538       11,465
  Proceeds from sale of securities available for sale                     1,780          385
  Disbursements for loan originations, net of principal collections     (54,359)     (61,465)
  Proceeds from sales of loans                                            9,652       22,291
  Purchases of premises and equipment                                    (2,163)      (1,085)
  Proceeds from sales of other real estate                                1,685        2,574
      Net cash used in investing activities                             (54,550)     (53,841)

Financing activities:
  Net increase in time deposits                                          40,719       16,399
  Net increase in other deposits                                        (21,000)      37,292
  Cash dividends paid on common stock                                    (1,232)        (801)
  Net proceeds on issuance of common stock                                  267           52
  Purchases of treasury stock                                            (2,147)      (2,052)
      Net cash provided by financing activities                          16,607       50,890
Net increase (decrease) in cash and cash equivalents                    (32,122)       4,013
Cash and cash equivalents at beginning of period                         71,754       25,793
Cash and cash equivalents at end of period                              $39,632       29,806

Supplemental data:
  Interest paid                                                         $20,004       13,551
  Income taxes paid, net                                                  2,490        4,185
  Loans transferred to other real estate                                    951        2,425
  Loans originated to finance sales of other real estate                  1,220        2,371

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Progressive Bank, Inc. and Subsidiary
(Unaudited)

Note 1:   Basis of Presentation

The consolidated financial statements included herein have been prepared by Progressive Bank, Inc. ("Progressive", or, together with its subsidiary, the "Company") in conformity with generally accepted accounting principles for interim financial statements without audit. Progressive, a New York corporation, is a bank holding company whose sole subsidiary is Pawling Savings Bank (a New York state-chartered stock savings bank). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading.
The unaudited consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company for the fiscal year ended December 31, 1994.

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial condition and operating results of Progressive Bank, Inc. ("Progressive," or, together with its subsidiary, the "Company"), a bank holding company, are primarily dependent upon the financial condition and operating results of its wholly-owned subsidiary, Pawling Savings Bank ("Pawling").

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

FINANCIAL CONDITION

Total assets of the Company were $722.8 million at September 30, 1995 as compared to $696.3 million at December 31, 1994, an increase of $26.5 million or 3.8%.

At September 30, 1995, net loans totaled $518.5 million, compared to $473.1 million at December 31, 1994, an increase of $45.4 million or 9.6%. The residential mortgage segment of the loan portfolio increased $46.1 million or 13.3% (net of loan sales to the secondary market of $9.5 million) from $346.1 million at December 31, 1994 to $392.2 million at September 30, 1995. The commercial mortgage segment of the loan portfolio decreased $895,000, or 1.3%, from $66.4 million at December 31, 1994 to $65.5 million at September 30, 1995. Other loans increased $1.7 million or 2.9% during the first nine months of 1995 from $57.9 million at December 31, 1994 to $59.6 million at September 30, 1995, primarily due to increases in business installment loans and mobile home loan categories, partially offset by declines in automobile financing.

The $10.3 million overall increase in securities was primarily comprised of a $16.1 million increase in the carrying value of United States Treasury and agency securities reflecting purchases of Treasury notes in the third quarter of 1995, partially offset by a $6.1 million decrease in the amortized cost of mortgage-backed securities due to normal principal paydowns. In October 1995, the Financial Accounting Standards Board announced that it will allow a one-time transfer of securities from held to maturity to available for sale and sales from the held to maturity portfolio that were not previously permitted under SFAS No. 115. The Company is currently reviewing the investment portfolio and may make transfers in the fourth quarter of 1995 as deemed appropriate.

The $20.3 million increase in deposits during the first nine months of 1995 was attributable to the $40.7 million increase in time deposits and the $31.3 million increase in money market accounts, partially offset by the decline in savings accounts of $47.2 million.

Shareholders' equity at September 30, 1995 was $68.4 million, an increase of $2.5 million or 3.7% from December 31, 1994. This increase primarily reflects net income of $5.0 million, partially offset by treasury stock purchases of $2.1 million and cash dividends of $1.2 million. Shareholders' equity, as a percent of total assets, was 9.46% at September 30, 1995, compared to 9.47% at December 31, 1994. Book value per share increased to $25.43 at September 30, 1995 from $24.00 at December 31, 1994.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates (not on a tax-equivalent basis) for the periods indicated.

			      Three Months Ended         Three Months Ended         Nine Months Ended          Nine Months Ended
			      September 30, 1995         September 30, 1994         September 30, 1995         September 30, 1994
			   Average          Average   Average          Average   Average          Average   Average          Average
			   Balance Interest    Rate   Balance Interest    Rate   Balance Interest    Rate   Balance Interest    Rate
(Dollars in thousands)
Interest-earning assets:
  Mortgage loans<F1>      $461,718   10,027   8.69%  $418,550    8,721   8.33%  $446,412   28,829   8.61%  $403,759   25,529   8.43%
  Other loans<F1>           59,204    1,469   9.93     56,575    1,330   9.40     58,416    4,206   9.60     53,747    3,882   9.63
  Mortgage-backed
    securities<F2>          80,473    1,367   6.79     89,418    1,281   5.73     82,607    3,781   6.10     75,513    3,039   5.37
  U.S. Treasury,
    corporate and other
    securities<F2>          55,347      946   6.84     79,172    1,280   6.47     48,179    2,500   6.92     82,720    4,056   6.54
Federal funds sold          29,075      439   6.04     23,909      266   4.45     38,759    1,663   5.72     21,947      654   3.97
  Total interest-
    earning assets         685,817   14,248   8.31%   667,624   12,878   7.72%   674,373   40,979   8.10%   637,686   37,160   7.77%
Non-interest-earning
  assets                    27,161                     15,431                     30,097                     22,165
  Total assets            $712,978                   $683,055                   $704,470                   $659,851

Interest-bearing
  liabilities:
  Savings deposits<F3>    $248,355    2,301   3.71%  $290,052    2,393   3.30%  $250,310    6,753   3.60%  $272,810    6,461   3.16%
  Time deposits            344,375    4,947   5.75    278,813    3,052   4.38    332,849   13,453   5.39    270,105    8,760   4.32
    Total interest-
      bearing
      liabilities          592,730    7,248   4.89%   568,865    5,445   3.83%   583,159   20,206   4.62%   542,915   15,221   3.74%
Non-interest-bearing
  liabilities               52,134                     47,893                     53,954                     51,115
    Total liabilities      644,864                    616,758                    637,113                    594,030
Shareholders' equity        68,114                     66,297                     67,357                     65,821
    Total liabilities
      and shareholders'
      equity              $712,978                   $683,055                   $704,470                   $659,851
Net earning balance       $ 93,087                   $ 98,759                   $ 91,214                   $ 94,771
Net interest income                   7,000                      7,433                     20,773                     21,939
Interest rate spread<F4>                      3.42%                      3.89%                      3.48%                      4.03%
Net yield on interest-
  earning assets
  (margin)<F5>                                4.08%                      4.45%                      4.11%                      4.59%

<F1> Interest income on loans does not include interest on non-accrual loans;
     however, such loans have been included in the calculation of the average balances outstanding.

<F2> Average balances calculated using amortized cost.

<F3> Includes NOW accounts, passbook and statement savings accounts, and money market accounts.

<F4> Average rate on total interest-earning assets less average rate on total interest-bearing liabilities.

<F5> Net interest income divided by total average interest-earning assets.

RESULTS OF OPERATIONS

GENERAL

For the quarter ended September 30, 1995, the Company's net income was $1.8 million or $0.68 per share as compared to $1.9 million or $0.66 per share for the same three-month period in 1994. The increase in earnings per share was primarily the result of the stock repurchase programs. For the nine-month period ended September 30, 1995, the Company earned $5.0 million or $1.82 per share as compared to $5.6 million or $1.93 per share for the same period in 1994. The decrease in net income for the nine-month period is primarily the result of an increase in income tax expense and a decrease in the net interest income, partially offset by decreases in the net cost of other real estate and FDIC deposit insurance premium and the provision for loan losses.

NET INTEREST INCOME

Net interest income decreased $433,000, or 5.8%, to $7.0 million for the three-month period ended September 30, 1995 and $1.2 million, or 5.3%, for the nine-month period when compared to the same periods in 1994. The decreases in net interest income for the quarter and nine-months ended September 30, 1995 were primarily due to increases in time deposit interest expense as a result of increases in both the average balance outstanding as well as increases in the average rate paid. The increases in interest expense were partially offset by increases in mortgage interest income as a result of the significant increase in volume as well as increases in the average rate earned.

Interest on loans increased by $1.4 million, or 14.4%, for the three-month period and $3.6 million, or 12.3%, for the nine-month period when compared to the same periods in 1994, primarily reflecting increases in the volume of loans outstanding. The yields earned were generally higher, as the increase in the yield caused by the rising rate environment exceeded the effect of the changing mix of the portfolio toward adjustable rate loans which generally have initial rates lower than the comparable fixed rate loans. At September 30, 1995, adjustable rate loans represented approximately 53.8% of the loan portfolio compared to 42.5% at September 30, 1994. Interest income on loans was also positively effected by the continued reductions in non-accrual loans. Loans on non-accrual status totaled $4.2 million at September 30, 1995 compared to $7.3 million at September 30, 1994.

Interest on mortgage-backed securities increased $86,000, or 6.7%, for the three-month period and $742,000, or 24.4%, for the nine-month period when compared to the same periods in 1994. These increases primarily reflect increases in the average yield earned on the portfolio due to purchases of securities with higher yields as well as upward adjustments on adjustable rate securities. In addition, for the nine-month period ended September 30, 1995, there were also increases in the average outstanding balance due to the Company emphasizing the purchase of mortgage-backed securities, principally adjustable rate securities that are consistent with management's overall strategy to manage interest rate risk.

Interest and dividends on U.S. Treasury, corporate and other securities decreased by $334,000, or 26.1%, for the three-month period ended September 30, 1995 and $1.6 million, or 38.4%, for the nine-month period when compared to the same periods in 1994. These decreases were primarily the result of maturities and, to a lesser degree, the effect of corporate securities being called prior to maturity. Funds provided by maturities and calls were generally used for loan originations, reinvestment into Treasury notes, and purchases of mortgage-backed securities. The average rate earned on U.S. Treasury, corporate and other securities increased to 6.84% for the three-month period and to 6.92% for the nine months ended September 30, 1995 as a result of purchases of securities with higher yields as well as the sale of lower yielding securities during the fourth quarter of 1994.

Interest on Federal funds sold increased $173,000 for the three-month period ended September 30, 1995 and $1.0 million for the nine-month period when compared to the same periods in 1994. These increases primarily resulted from the increased average balance outstanding combined with the higher rates available during 1995.

Interest expense on deposits increased by $1.8 million, or 33.1%, for the three-month period ended September 30, 1995 and $5.0 million, or 32.8%, for the nine-month period when compared to the same periods in 1994. The primary reason for the increase in the three-month period was an increase in the cost of funds from 3.83% in 1994 to 4.89% in the current quarter. For the nine-month period, the cost of funds was up from 3.74% in 1994 to 4.62% in the current period. The increase in the cost of funds was due in part to the higher interest rate environment as well as the shift in the mix of deposits from lower cost savings deposits to higher cost time and money market deposits. For the three- and nine-month periods ended September 30, 1995, average savings accounts decreased $41.7 million and $22.5 million, respectively, and average time deposits increased $65.6 million and $62.7 million, respectively, as compared to the same periods in the previous year.

PROVISION FOR LOAN LOSSES

The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions. When doubt exists in the view of management as to the collectibility of the remaining balance of a loan, the Company will charge-off that portion deemed to be uncollectible.

For the three- and nine-month periods ended September 30, 1995, the provision for loan losses was $150,000 and $400,000, respectively, as compared to $250,000 and $750,000 for the comparable periods in 1994. The lower provisions reflect the continued reduction in non-performing loans, and continued stable conditions in the local economy and most sectors of the real estate market. Non-performing loans declined to $4.4 million, or 0.83% of total loans, at September 30, 1995 compared to $10.0 million, or 2.06% of total loans, at September 30, 1994 and $7.4 million, or 1.53% of total loans, at December 31, 1994.

In determining the provision for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due thirty to eighty-nine days or more, but has not yet been placed on non-accrual status. At September 30, 1995, slow paying loans amounted to $3.3 million as compared to $6.3 million at September 30, 1994 and $2.9 million at December 31, 1994.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

				      Three Months Ended     Nine Months Ended
					 September 30,          September 30,
					1995       1994        1995       1994
(Dollars in thousands)
Balance at beginning of period        $8,691     13,795       9,402     13,920
Provision charged to operations          150        250         400        750
				       8,841     14,045       9,802     14,670
Loans charged-off:
  Mortgage loans:
    Residential                          (84)      (153)       (245)      (305)
    Commercial                          (312)      (316)       (546)      (517)
    Construction and land                (61)       (40)       (819)      (218)
  Other loans:
    Consumer                             (53)       (41)       (159)      (189)
    Commercial                            --         (8)        (30)       (57)
      Total charge-offs                 (510)      (558)     (1,799)    (1,286)

Recoveries:
  Mortgage loans:
    Residential                           --          2          60          7
    Commercial                             1         13          80         28
    Construction and land                 --          1         159          1
  Other loans:
    Consumer                              13         15          42         50
    Commercial                             5          1           6         49
      Total recoveries                    19         32         347        135
Net charge-offs                         (491)      (526)     (1,452)    (1,151)
Balance at end of period              $8,350     13,519       8,350     13,519
Ratio of net charge-offs
  to average total loans
  outstanding (annualized)             (0.38%)    (0.44%)     (0.38%)    (0.34%)

The following table sets forth information with respect to non-performing loans and other real estate, and certain asset quality ratios at the dates indicated:

						 September 30,     December 31,
						1995       1994        1994
(Dollars in thousands)
Non-performing loans:
  Mortgage loans:
    Residential properties                    $2,499      2,987       1,636
    Commercial properties                      1,029      4,217       3,009
    Construction and land                        800      2,775       2,736
					       4,328      9,979       7,381
    Other loans                                   45          7          15
      Total non-performing loans<F1>           4,373      9,986       7,396
Other real estate, net                           323      4,256       2,265
      Total non-performing assets             $4,696     14,242       9,661
Ratio of non-performing loans
  to total loans                                0.83%      2.06%       1.53%
Ratio of non-performing assets
  to total assets                               0.65       2.06        1.39
Ratio of allowance for loan losses
  to total non-performing loans               190.94     135.38      127.12

<F1> Includes loans on non-accrual status of $4.2 million, $9.9 million and
     $7.3 million at September 30, 1995, September 30, 1994, and December 31, 1994, respectively. The Company generally stops accruing interest on loans that are delinquent over 90 days.

The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.4 million at September 30, 1995, compared to $3.5 million at September 30, 1994 and $1.8 million at December 31, 1994.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is considered to be impaired if it is probable that the lender will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 also requires that an impaired loan be measured based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. The Company currently measures impaired loans at the fair value of its collateral. An allowance for loan loss maintained if the measure of an impaired loan is less than its recorded investment. Charge-offs are recorded in a manner consistent with the Company's charge-off policy. SFAS No. 114 applies primarily to the Company's commercial mortgage loans, and construction and land loans. It does not apply to residential mortgage and consumer loans which represent a substantial portion of the Company's loan portfolio.

The adoption of SFAS No. 114 did not result in any adjustment to the Company's overall allowance for loan losses. At September 30, 1995, the Company's recorded investment in impaired commercial mortgage and construction loans totaled $5.5 million (including $1.8 million on non-accrual status and $3.6 million of potential problem loans). The total impaired loans consist of (1) loans of $4.2 million for which there was an allowance for losses of $875,000 determined in accordance with SFAS No. 114 and (2) loans of $1.3 million for which there was no allowance determined under SFAS No. 114. The average recorded investment in impaired loans was $4.8 million for the third quarter of 1995. Interest income recognized on impaired loans was insignificant for the quarter and nine months ended September 30, 1995.

OTHER INCOME

Sources of other income include deposit and other service fees, net gain
(loss) on securities, net gain (loss) on sales of loans, and other non-interest income. Other income was virtually unchanged for the three-month period ended September 30, 1995 and increased $190,000, or 9.7%, for the nine-month period, compared to the same periods in 1994.

Deposit service fees, the largest component of other income, increased by $50,000, or 10.9%, for the three-month period and $136,000, or 10.0%, for the nine-month period, compared to the same periods in 1994. This was primarily the result of an increase in the amount of retail checking account fees collected in 1995. Other service fees totaled $140,000 and $456,000 for the three- and nine-month periods ended September 30, 1995, as compared to $170,000 and $476,000 for the same periods in 1994. Net gain on securities for the three- and nine-month periods in 1995 primarily consisted of net realized gains on calls of equity securities. For the nine-month period, the gains were partially offset by net realized losses on sales of corporate securities. There have been no sales of securities classified as held to maturity. Net gains on sale of loans increased by $3,000 for the three-month period and $129,000 for the nine-month period compared to the same periods in 1994, primarily due to declining rates as well as the decrease in mortgage loans sold to the secondary market.

OTHER EXPENSE

Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Other expense decreased by $217,000, or 4.6%, for the three-month period ended September 30, 1995 and $1.7 million, or 10.7%, for the nine-month period, compared to the same periods in 1994. For the three-month period, the decline was primarily due to a decrease in the cost of FDIC deposit insurance. For the nine-month period, the decline primarily reflected a $1.4 million decrease in the net cost of other real estate as well as the decline in FDIC deposit insurance.

Salaries and employee benefits, the largest component of other expense, increased by $41,000, or 1.8%, for the three-month period and was virtually unchanged for the nine-month period, compared to the same periods in 1994. This primarily reflects increases in expense attributable to hiring additional staff and normal merit and promotional salary increases, partially offset by lower medical insurance costs as a result of a change in insurance provider and a reduction in postretirement health care benefit expense.

Occupancy and equipment expense increased $117,000, or 24.5%, for the three-month period ended September 30, 1995 and decreased $59,000, or 3.3%, for the nine-month period, as compared to the same periods in the previous year. The increase for the three-month period ended September 30, 1995 primarily reflects increased expense as a result of the acquisition and move to the new administrative headquarters in Fishkill, New York. The decline in the nine-month period primarily reflects decreased equipment rental and repair expense as compared to the same period in the previous year.

The net cost of other real estate increased $5,000, or 5.4%, for the three-month period and decreased $1.4 million, or 82.9%, for the nine-month period, compared to the same periods in 1994. The decrease for the nine-month period primarily reflects lower provisions for losses as a result of the decline in the other real estate owned portfolio and management's assessment of the adequacy of the allowance for other real estate losses. The investment in other real estate properties (before allowance for losses) declined substantially from $5.7 million at September 30, 1994 to $400,000 at September 30, 1995.

FDIC deposit insurance expense decreased $378,000, or 111.8%, for the three-month period and $387,000, or 37.0%, for the nine-month period, as compared to the same periods in the previous year. The significant decrease in FDIC deposit insurance primarily reflects the $390,000 refund received in the third quarter of 1995 due to the recapitalization of the Bank Insurance Fund (BIF). As a result of this recapitalization, the premium rate was reduced effective June 1, 1995, resulting in refunds equal to the amount of the insurance overpayment for the months June through September, plus interest at the rate earned by the FDIC.

Other non-interest expense was virtually unchanged for the three-month period and increased $122,000, or 2.7%, for the nine-month period when compared to the same periods in 1994. The increase in the nine-month period primarily reflects the provisions made in the second and third quarters of 1995 to accrue for possible losses which may result from the Nationar seizure as discussed on page 15. This provision was partially offset by reductions in foreclosure and collection expense due to the decline in problem loans.

INCOME TAX EXPENSE

For the both the three-month periods ended September 30, 1995 and 1994, income tax expense was $1.3 million (effective tax rates of 41.2% and 41.0%, respectively). For the nine-month periods, income tax expense was $3.5 million and $1.8 million, respectively (effective tax rates of 41.1% and 24.2%, respectively). The lower effective rate for the first nine months of 1994 was due to a reduction in the deferred Federal tax asset valuation allowance of $1.2 million. This adjustment was commensurate with the increase in Federal income taxes recoverable by loss carryback.

The Company's deferred tax assets were $5.6 million at September 30, 1995, net of a remaining valuation allowance of $221,000. At December 31, 1994, the Company's deferred tax assets were $6.3 million, net of a remaining valuation allowance of $262,000. Based on recent historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company will realize its net deferred tax assets. Management also anticipates that the Company's near-term results of operations will not be significantly affected by further adjustments to the valuation allowance for deferred tax assets.

RATIOS

Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:

					    Three Months Ended   Nine Months Ended    Year Ended
					       September 30,       September 30,     December 31,
					       1995     1994       1995     1994         1994
Return on assets:
Net income divided by average total assets      1.03%    1.12%     0.94%     1.13%        1.15%
Return on equity:
Net income divided by average equity<F1>       10.82%   11.56%     9.86%    11.35%       11.65%

<F1> Equity includes the unrealized gain (loss) on securities available for sale, net of taxes.

LIQUIDITY

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to withdrawals and to make new loans and investments as opportunities arise. The Asset/Liability Committee, consisting of members of senior management, is responsible for setting general guidelines to ensure maintenance of prudent levels of liquidity. The mix of liquid assets and various deposit products, at any given time, reflects management's view of the most efficient use of these sources of funds.

The Company's cash flows are classified according to their source -- operating activities, investing activities, and financing activities. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows".

Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, Federal funds sold and securities maturing within one year to total assets). At September 30, 1995, the Company had a primary liquidity ratio of 9.11% as compared to 12.27% at December 31, 1994.

An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $644.7 million at September 30, 1995 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer market to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at September 30, 1995, had access to additional liquidity in the form of borrowings from the FHLBNY of $73.0 million. The Company also has access to the discount window of the Federal Reserve Bank.

At September 30, 1995, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $75.1 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

One of the Company's long-time correspondents was Nationar, a state-chartered trust company. The Company used Nationar for Federal funds transactions, as well as certain custodial and investment services. On February 6, 1995, the New York State Superintendent of Banking (the "Superintendent") took possession of the business and property of Nationar. At that time, all customer accounts were frozen including $3.6 million of the Company's assets, primarily consisting of Federal funds sold. After the seizure, the Superintendent maintained the continued operation of Nationar and has begun the process of selling Nationar's assets, and has prepared an accounting of Nationar's assets and liabilities. Based upon the information currently available, the Company is unable to determine the effect on its consolidated financial statements. Management is taking all steps necessary to recover the amounts owed the Company by Nationar. Management believes that there is a reasonable likelihood that the Company will not recover all of its $3.6 million investment in Federal funds sold from Nationar, which is included in other assets in the consolidated balance sheet at September 30, 1995. Accordingly, the Company has established an allowance of approximately $300,000 through a loss provision primarily recorded in the second and third quarters of 1995. The Company may make additional provisions as more information becomes available.

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

At September 30, 1995, Progressive's capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:

							   Risk-Based Capital
			 Leverage Capital            Tier 1                  Total
			Amount<F1>   Ratio   Amount<F1>   Ratio      Amount<F1>   Ratio
Actual                  $68,030      9.41%   $68,030      16.67%     $73,170      17.93%
Minimum requirement      28,915      4.00     16,321       4.00       32,642       8.00
Excess                  $39,115      5.41%   $51,709      12.67%     $40,528       9.93%

<F1> For all capital amounts, actual capital excludes the Company's net unrealized gain of $366,000 on securities available for sale.

At September 30, 1995, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital guidelines as follows:

							    Risk-Based Capital
			   Leverage Capital           Tier 1                  Total
			  Amount<F1>   Ratio   Amount<F1>   Ratio      Amount<F1>   Ratio
Actual                    $63,647      8.86%   $63,647      15.75%     $68,739      17.01%
Minimum requirement        28,726      4.00     16,163       4.00       32,325       8.00
Excess                    $34,921      4.86%   $47,484      11.75%     $36,414       9.01%

<F1> For all capital amounts, actual capital excludes Pawling's net unrealized gain of $420,000 on securities available for sale.

During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. The second repurchase plan was completed on September 29, 1995 and consisted of 140,000 shares at a total cost of $3.3 million or $23.84 per share. On October 24, 1995, the Company announced a third plan to repurchase 134,000 shares. The Company considers its stock to be an attractive investment and believes the program will increase shareholder value.

On October 11, 1995, the Company's Board of Directors declared a dividend of twenty cents ($0.20) per common share, payable on November 30, 1995 to shareholders of record as of October 31, 1995.

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

Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was 4.77% at September 30, 1995.
A positive gap exists when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities expected to mature or reprice in a given period. A positive gap may enhance earnings in periods of rising interest rates in that, during such periods, the interest income earned on assets may increase more rapidly than the interest expense paid on liabilities. Conversely, in a falling interest rate environment, a positive gap may result in a decrease in interest income earned on assets that is greater than the decrease in interest expense paid on liabilities.
While a positive gap indicates the amount of interest-earning assets which may reprice before interest-bearing liabilities, it does not indicate the extent to which they will reprice. Therefore, at times, a positive gap may not produce higher margins in a rising rate environment.

Due to limitations inherent in the gap analysis, management augments the asset/liability management process by using simulation analysis. Simulation analysis estimates the impact on net interest income of changing the balance sheet structure and/or interest rate environment. This analysis serves as an additional tool in meeting the Company's goal of maintaining relatively stable net interest income in varying interest rate environments.

The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans and mortgage-backed securities in its portfolio and maintaining a large base of core deposits. The Company has not used synthetic hedging instruments such as interest rate futures, swaps or options.

The following table summarizes the Company's interest rate sensitive assets and liabilities at September 30, 1995 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.

							Within        One to Five    Over Five
							One Year      Years          Years
(Dollars in thousands)
Total interest-earning assets                           $416,424      208,068         62,628
Total interest-bearing liabilities                       381,969       95,504        120,931
  Excess (deficiency) of interest-earning assets
    over interest-bearing liabilities                   $ 34,455      112,564        (58,303)
  Excess (deficiency) as a percent of total assets          4.77%       15.57          (8.07)
  Cumulative excess as a percent of total assets            4.77%       20.34          12.27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	In August 1992, a shareholder of Progressive commenced an action against Progressive and its directors in the New York Supreme Court seeking the declare void the March 8, 1991 retirement agreement entered into with E. Hale Mayer, the retiring Chairman of the Board and Chief Executive Officer of Progressive and its subsidiary, Pawling Savings Bank, and to recover monies paid thereunder. On March 25, 1994, the judge hearing the matter upon a motion for summary judgement ruled in favor of Progressive and its directors dismissing the complaint against them. The plaintiff has filed an appeal with the Appellate Division of the New York Supreme Court seeking a reversal of the decision.

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

Date:  November 10, 1995

      /s/ Peter Van Kleeck
-------------------------------------
Peter Van Kleeck
President and Chief Executive Officer



Date:  November 10, 1995

     /s/ Robert Gabrielsen
----------------------------------
Robert Gabrielsen, Treasurer
Principal Financial Officer and
Principal Accounting Officer

Exhibit I
Computation of Net Income Per Share
					  Three Months Ended      Nine Months Ended
					  September 30,           September 30,
					  1995     1994           1995     1994
Net income                                $1,842   $1,916         $4,980   $5,605
Weighted average common shares<F1><F2>     2,714    2,882          2,733    2,907
Net income per share                      $ 0.68   $ 0.66         $ 1.82   $ 1.93

<F1> Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation for any of the periods presented.
<F2> Net of treasury stock.