Form 10-K
period 1995-12-31
PROGRESSIVE BANK INC
filed 1996-03-26
CIK 797507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from ___________ to ____________

Commission file Number 0-15025

PROGRESSIVE BANK, INC.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

New York
-------------------------------
(State or other jurisdiction of
incorporation or organization)

14-1682661
-----------------------------------
(I.R.S. Employer Identification No.)

1301 Route 52, Fishkill, New York 12524
--------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (914) 897-7400

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67,737,976.

As of March 14, 1996, 2,630,601 shares of registrant's common stock were outstanding.


PROGRESSIVE BANK, INC.
Annual Report for 1995 on Form 10-K

TABLE OF CONTENTS


	       PART I                                                                                                  Page


Item 1.        Business                                                                                                1-22
Item 2.        Properties                                                                                              23
Item 3.        Legal Proceedings                                                                                       24
Item 4.        Submission of Matters to a Vote of Security Holders                                                     24




	       PART II


Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters                                   24
Item 6.        Selected Financial Data                                                                                 24
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations                   24
Item 8.        Financial Statements and Supplementary Data                                                             24
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    24




	       PART III


Item 10.       Directors and Executive Officers of the Registrant                                                      25
Item 11.       Executive Compensation                                                                                  25
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                          25
Item 13.       Certain Relationships and Related Transactions                                                          25




	       PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                         25-26
	       SIGNATURES                                                                                              27-28



DOCUMENTS INCORPORATED BY REFERENCE


Documents                                                                                                    Part of 10-K
                                                              													                           into which incorporated


Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1995                        Parts II and IV

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held April 25, 1996                Part III


PART I

ITEM 1. BUSINESS

General

Progressive Bank, Inc. ("Progressive", or, together with its wholly-owned subsidiary, the "Company") is a bank holding company that was organized under the laws of the State of New York on April 18, 1986 for the purpose of acquiring all of the issued and outstanding shares of Pawling Savings Bank ("Pawling") under a Plan of Reorganization. The reorganization was completed on October 17, 1986.

Pawling, a New York state-chartered stock savings bank, was organized in 1870 as a mutual savings bank and converted to stock form in 1984. Pawling currently conducts business through a network of 15 full service branch locations in six southern tier counties of New York State: Dutchess, Sullivan, Orange, Putnam, Ulster and Westchester. In 1993, the Company began originating loans in the Connecticut counties of Fairfield, Hartford, New Haven and Litchfield. In addition, originations of one-to-four family mortgage loans were expanded in 1995 to include the New York counties of Nassau, Suffolk and Rockland. Pawling provides a full range of community banking services to meet the needs of the communities it serves. Pawling is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in residential and commercial mortgages, consumer loans and securities.

The Company had net income of $6.8 million, or $2.50 per share, for the year ended December 31, 1995. Total assets at December 31, 1995 were $743.2 million. At December 31, 1995, the Company employed 250 people on a full-time equivalent basis.

The executive offices of both Progressive and Pawling are located at 1301 Route 52, Fishkill, New York 12524. The telephone number is (914) 897-7400.

Competition

The Company faces significant competition for both the loans it makes and the deposits it accepts. The Company's market area has a high density of financial institutions, many of which are branches of significantly larger non-local institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company and its competitors are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

The Company's competition for loans comes principally from savings banks, credit unions, savings and loan associations, commercial banks, mortgage banking companies and insurance companies. The Company competes successfully for loans primarily by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive in its market area. Its most direct competition for deposits has historically come from savings banks, credit unions, savings and loan associations and commercial banks. Additionally, the Company faces competition for deposits from money market funds, stock and bond mutual funds, brokerage companies and insurance companies. Competition may eventually increase as a result of the lifting of restrictions on interstate operations of financial institutions. The anticipated impact of such legislation on the Company is not expected to be significant. The Company competes for deposits by offering a variety of customer services and deposit accounts at generally competitive interest rates.

Management considers the Company's reputation for financial strength, customer service and its community bank orientation as its major competitive advantage in attracting customers in its market area.

Potential Impact of Changes in Interest Rates

The Company's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest and dividend income on earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits. When the amount of interest-earning assets differs from the amount of interest-bearing liabilities expected to mature or reprice in a given period, a significant change in market rates of interest will affect net interest income. The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans and mortgage-backed securities in its portfolio and maintaining a large base of core deposits. The Company has not used synthetic hedging instruments such as interest rate futures, swaps or options. See further discussion under "Asset/Liability Management" on page 5 of this report.

Regulation and Supervision

Capital Requirements

Progressive, as a registered bank holding company under the Bank Holding Company Act of 1956, as amended, is subject to regulation and supervision by the Federal Reserve Board ("FRB"). Accordingly, its activities are subject to certain limitations, and transactions between Pawling and Progressive are subject to certain restrictions. The FRB applies various guidelines in assessing the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to the FRB. Under the current leverage capital guidelines, most banking companies must maintain Tier 1 capital between 4.0% and 5.0% of total assets. Tier 1 capital is comprised of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less substantially all intangible assets, identified losses and investments in certain subsidiaries.

The FRB also has adopted a set of risk-based capital adequacy guidelines, which require the Company to maintain capital according to the risk profile of its asset portfolio and certain of its off-balance sheet items. The guidelines set forth a system for calculating risk-weighted assets by assigning assets (and credit-equivalent amounts for certain off-balance sheet items) to one of four broad risk-weight categories. The amount of risk-weighted assets is determined by applying a specific percentage (0%, 20%, 50% or 100%, depending on the level of credit risk) to the amounts assigned to each category. As a percentage of risk-weighted assets, a minimum ratio of 4.0% must be maintained for Tier 1 capital and 8.0% for total capital.

At December 31, 1995, Progressive's capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:



									Risk-Based Capital

			Leverage Capital                      Tier 1                          Total


			Amount <F1>     Ratio                 Amount <F1>     Ratio           Amount <F1>     Ratio

							      (Dollars in
							      thousands)

Actual                  $67,501         9.08%                 $67,501         16.05%          $72,794         17.30%

Minimum requirement      29,731         4.00                   16,828          4.00            33,656          8.00

Excess                  $37,770         5.08%                 $50,673         12.05%          $39,138          9.30%


<F1> For all capital amounts, actual capital excludes the Company's consolidated net unrealized gain of $1.1 million (exclusive of a $31,000 unrealized loss on equity securities) on securities available for sale at December 31, 1995. For total risk-based capital, actual capital includes approximately $5.3 million of the allowance for loan losses.


Pawling, as a New York state-chartered stock savings bank, is subject to regulation and supervision by the New York State Banking Department as its chartering agency and by the FDIC as its deposit insurer. Pawling derives its lending, investment and other powers from the applicable provisions of New York law and the regulations of the New York State Banking Board, subject to limitation or modification under applicable Federal law and regulations of such agencies as the FDIC or FRB. FDIC regulations require insured banks, such as Pawling, to maintain minimum levels of capital. The FDIC regulations follow, in substance, the leverage and risk-based capital guidelines adopted by the FRB for bank holding companies.

At December 31, 1995, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:



									 Risk-Based Capital

			Leverage Capital                      Tier 1                          Total


			Amount <F1>     Ratio                 Amount <F1>     Ratio           Amount <F1>     Ratio

							      (Dollars in
							      thousands)

Actual                  $61,463         8.35%                 $61,463         14.78%          $66,698         16.03%

Minimum requirement      29,437         4.00                   16,639          4.00            33,278          8.00

Excess                  $32,026         4.35%                 $44,824         10.78%          $33,420          8.03%


<F1> For all capital amounts, actual capital excludes Pawling's net unrealized gain of $1.2 million on securities available for sale at December 31, 1995. For total risk-based capital, actual capital includes approximately $5.2 million of the allowance for loan losses.


During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. The second repurchase plan was completed on September 29, 1995 and consisted of 140,000 shares at a total cost of $3.3 million or $23.84 per share. On October 24, 1995, the Company announced a third plan to repurchase 134,000 shares. At December 31, 1995, 63,000 shares had been purchased under the third plan at a cost of $1.8 million or $28.41 per share. The Company considers its stock to be an attractive investment and believes these programs will increase shareholder value.

Federal Deposit Insurance Corporation Improvement Act

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. The provisions of FDICIA strengthen Federal supervision and examination of insured depository institutions, require prompt regulatory action when a depository institution experiences financial difficulties, mandate the establishment of a risk-based deposit insurance assessment system, and require imposition of numerous additional safety and soundness operational standards.

FDICIA establishes a system of prompt corrective action applicable to undercapitalized institutions. The system is based on capital levels that are used to define five categories of banks -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under this system, the banking regulators are required to take certain supervisory actions with respect to undercapitalized institutions. The severity of these actions depends upon the institution's degree of under capitalization. Generally, subject to a narrow exception, FDICIA requires the banking regulators to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after being considered critically undercapitalized. Well-capitalized institutions are defined as those with a leverage capital ratio over 5.0%, a Tier 1 risk-based capital ratio over 6.0%, and a total risk-based capital ratio over 10.0%. Pawling met the definition of a well-capitalized institution at December 31, 1995 with leverage, Tier 1 risk-based and total risk-based capital ratios of 8.35%, 14.78% and 16.03%, respectively.

FDICIA also places restrictions on investments by and activities of insured state banks such as Pawling. State banks and their subsidiaries may not engage in activities that are not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is in compliance with, and continues to comply with, applicable Federal capital standards. While national banks are not permitted to invest in equity securities, FDICIA contained a limited exception permitting the continued investment by certain state-chartered banks in equity securities listed on national securities exchanges and in shares of companies registered under the Investment Company Act of 1940. FDICIA requires, however, that such equity investments in the future not exceed 100% of a bank's Tier 1 capital; moreover, FDICIA allows the FDIC to further limit the amount of such equity security investments, based upon an institution's capital position and overall financial condition. The limitation imposed by FDICIA is not expected to affect Pawling since, at December 31, 1995, the amount invested by Pawling in such equity securities represented only 0.3% of its Tier 1 capital.

As required by FDICIA, each Federal banking agency has adopted uniform regulations prescribing standards for extensions of credit secured by real estate or made for the purpose of financing the construction of improvements on real estate. The FDIC regulation requires each bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and that are appropriate to the size of the institution and the nature and scope of its real estate lending activities. The Bank's policy is consistent with accompanying FDIC guidelines, which include loan-to-value ratio limits for various types of real estate loans. Institutions are permitted to make a limited number of loans that do not conform to these loan-to-value limits, provided the exceptions are reviewed and justified appropriately. Implementation of these new real estate lending standards did not have a significant effect on the Company's lending activities.

FDICIA imposes additional reporting requirements on depository institutions with total assets of more than $500.0 million, such as Pawling. Among other things, management is required to prepare a report that contains assessments of (1) the effectiveness as of year end of the institution's internal control structure and procedures over financial reporting and (2) the institution's compliance during the year with certain designated safety and soundness laws and regulations (those applicable to insider transactions and dividend limitations). The institution is also required to engage an independent public accountant to (1) attest to management's assertion concerning internal controls over financial reporting and (2) perform certain agreed-upon procedures related to the designated laws and regulations. Institutions affected by these requirements must also have an audit committee composed entirely of independent outside directors.

In accordance with FDICIA, insured institutions are subject to a risk-based system for assessing Federal deposit insurance premiums after January 1, 1993. The risk-based assessment is based on the institution's placement by the FDIC into one of nine categories using a two-step process that considers the institution's capital ratios and overall risk profile. The risk-based premiums currently range from an annual rate of 0.00% to 0.27% of assessable deposits, which reflects a significant reduction from the previous period's rates of 0.23% to 0.31%. As a result of this reduction in rates in 1995, it is estimated that FDIC insurance expense for 1996 will be significantly lower than the previous year.

Asset/Liability Management

The Company's net interest income is an important component of its operating results. The stability of net interest income in changing interest rate environments depends on the Company's ability to manage effectively the interest rate sensitivity and maturity of its assets and liabilities. The Company's Asset/Liability Management Committee develops and implements risk management strategies, and uses various risk measurement tools to evaluate the impact of changes in interest rates on the Company's asset/liability structure and net interest income.

The Company's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management's plan is directed at shortening the maturities of its interest-sensitive assets while seeking to lengthen the maturity of interest-bearing deposits. The plan includes: the use of additional adjustable rate lending products; the sale of certain newly originated fixed rate mortgages; lengthening the maturity of retail deposits by marketing and appropriately pricing longer term products; shortening the average maturity of the securities portfolio through the redeployment of maturing investments into adjustable rate securities and debt securities with maturities of no more than five years; and maintaining an appropriate balance between securities held to maturity and securities available for sale to provide management with flexibility to restructure the portfolio when conditions warrant. As economic conditions change, management will modify the plan as necessary.

To emphasize the origination of assets with a shorter duration, the Company's asset/liability policy allows the following types of newly originated mortgage loans to be held in its portfolio: adjustable rate loans and bi-weekly loans. At December 31, 1995, $298.6 million or 62.1% of the mortgage loan portfolio had adjustable rates compared to $223.4 million or 52.5% at December 31, 1994 and $132.8 million or 33.4% at December 31, 1993. Despite the benefits of adjustable rate loans to an institution's interest rate risk management, they may pose potential additional credit risks, because when interest rates rise the underlying payments by the borrower rise, increasing the potential for default.

One measure of the Company's interest rate sensitivity is its interest sensitivity gap, or the difference between assets and liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1995, the Company had a one-year gap of 3.74% of total assets; that is, it had an excess of interest-earning assets over interest-bearing liabilities maturing or repricing within one year. A positive gap may enhance earnings in periods of rising interest rates in that, during such periods, the interest income earned on assets may increase more rapidly than the interest expense paid on liabilities. Conversely, in a falling interest rate environment, a positive gap may result in a decrease in interest income earned on assets that is greater than the decrease in interest expense paid on liabilities. While a positive gap indicates the amount of interest-earning assets which may reprice before interest-bearing liabilities, it does not indicate the extent to which they reprice. Therefore, at times, a positive gap may not produce higher margins in a rising rate environment.

Due to the limitations inherent in the gap analysis, management augments the asset/liability management process by using simulation analysis. Simulation analysis estimates the impact on net interest income of changing the balance sheet structure and/or interest rate environment. This analysis serves as an additional tool in meeting the Company's goal of maintaining relatively stable net interest income in varying rate environments.

The following table summarizes the Company's interest rate sensitive assets and liabilities at December 31, 1995 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.



				  Within                   One to Five              Over
				  One Year                 Years                    Five Years               Total


							   (Dollars in thousands)

Interest-earning assets:

Mortgage loans:

Fixed rate                        $100,025                  54,457                    27,531                  182,013

Adjustable rate                    203,856                  89,879                     4,821                  298,556

Other loans                         20,392                  24,339                    14,392                   59,123

U.S. Treasury and agencies,
corporate and other securities      26,398                  31,369                        --                   57,767

Mortgage-backed securities          51,040                  26,684                     7,259                   84,983

Federal funds sold                  22,970                      --                        --                   22,970

Total interest-earning assets      424,681                 226,728                    54,003                  705,412

Interest-bearing liabilities:

Savings accounts                    22,755                  30,340                   101,330                  154,425

NOW accounts                        22,814                      --                        --                   22,814

Money market accounts               80,347                      --                        --                   80,347

Time deposits                      270,992                  63,280                    13,198                  347,470

Total interest-bearing
liabilities                       $396,908                  93,620                   114,528                  605,056

Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities      $ 27,773                 133,108                   (60,525)

Excess (deficiency) as a
percent of total assets              3.74%                  17.91%                    (8.14%)

Cumulative excess as a
percent of total assets              3.74%                  21.65%                    13.51%



Prepayments and scheduled payments have been estimated for the loan portfolio based on the Company's historical experience. Certain fixed rate loans are callable at any time at the Company's option. The majority of these loans are immediately callable and therefore are included in the "Within One Year" time period. Adjustable rate mortgage loans are assumed to reprice at the earlier of scheduled maturity or the contractual interest rate adjustment date. Non-accrual loans are included in the table at their original contractual maturities. Savings account repricings are based on the Company's historical repricing experience and management's belief that these accounts are not highly sensitive to changes in interest rates.

Lending Activities

General

The Company offers a variety of loan products to serve both consumer and commercial borrowers within its primary market area of Dutchess, Sullivan, Orange, Putnam, Ulster and Westchester counties in New York. In 1993, the Company began originating one-to-four family mortgage loans in Connecticut, primarily the counties of Fairfield and Litchfield. Originations of one-to-four family mortgage loans were expanded in 1995 to include the New York counties of Nassau, Suffolk and Rockland. Certain indirect automobile loans are also originated in the Albany, New York area.

The Company's mortgage lending activities include loans secured by one-to-four family homes, multi-family properties with five or more units, and commercial properties. Loans are made on existing properties and, to a lesser extent, on properties under construction. The Company satisfies a variety of consumer credit needs by providing home equity lines of credit, home improvement loans, automobile loans, mobile home loans, personal loans, student loans and unsecured lines of credit. Commercial loan products include secured and unsecured lines of credit, revolving credit, installment loans and term loans.

The Company's lending is subject to its written underwriting standards and to loan origination procedures, prescribed by management. Detailed loan applications are obtained to assist in determining the borrower's ability to repay. Additional information is obtained through credit reports, financial statements and confirmations. The Company accepts loan applications at all of its branch locations, from its mortgage origination staff, mortgage brokers, and through its commercial loan centers in Pawling, Poughkeepsie, Harriman and Ellenville. Residential mortgage, consumer and commercial loans are all serviced at the administrative headquarters in Fishkill.

One-to-four family residential mortgage loans up to $1,000,000 may be approved by a combination of certain senior lending officers. Commercial real estate loans up to $500,000 must be approved by Pawling's Loan Committee which is chaired by Pawling's President or Chief Lending Officer and which meets on a weekly basis. Pawling's Board of Directors approves residential mortgage loans in excess of $1,000,000, commercial mortgage loans in excess of $500,000, and loans which cause the total loans granted to any one borrower to exceed $1,500,000. Unsecured loans in excess of $250,000 must also be approved by Pawling's Board of Directors. In general, the Company has established a limit for any one loan of $1,000,000 and a limit for total loans to any one borrower of $3,000,000.

Loan Portfolio Composition

At December 31, 1995, the Company's net loans of $531.7 million represented 71.5% of total assets. Approximately 73.3% of the loan portfolio consisted of residential mortgage loans (principally one-to-four family residential loans); 13.7% of commercial mortgage loans; 2.0% of construction and land loans; and 11.0% of other loans (principally automobile financing and mobile home loans). Of the total mortgage loan portfolio, $448.4 million, or 93.3%, represent loans of which the Company is in the first lien position.


The following are summaries of the composition of the Company's loan portfolio at December 31:


		   1995                  1994                  1993                  1992                  1991

		   Amount     %          Amount     %          Amount     %          Amount     %          Amount     %

							       (Dollars in thousands)


Mortgage loans:

Residential
properties:

One-to-four
family             $370,591    68.6      322,477     66.7      290,728     65.0      247,217    63.5       234,533     61.7

Multi-family         25,354     4.7       23,651      4.9       19,196      4.3       13,777     3.5        14,220      3.7

Commercial
properties           73,851    13.7       66,410     13.7       78,049     17.5       80,218    20.6        86,893     22.9

Construction
and land             10,773     2.0       12,859      2.7        9,449      2.1        5,658     1.5         8,979      2.3

Total mortgage
loans               480,569    89.0      425,397     88.0      397,422     88.9      346,870    89.1       344,625     90.6

Other loans:

Automobile
financing            21,936     4.1       25,146      5.2       19,993      4.4       14,756     3.8         8,823      2.3

Mobile home          22,885     4.2       20,425      4.2       17,347      3.9       14,495     3.7        12,456      3.3

Consumer
installment           2,621     0.5        3,067      0.6        3,566      0.8        4,059     1.0         3,799      1.0

Business
installment           6,284     1.2        4,277      0.9        3,981      0.9        4,677     1.2         5,232      1.4

Student               1,716     0.3        1,621      0.4        1,256      0.3          696     0.2           852      0.2

Other                 3,681     0.7        3,384      0.7        3,446      0.8        3,720     1.0         4,560      1.2

Total other
loans                59,123    11.0       57,920     12.0       49,589     11.1       42,403    10.9        35,722      9.4

Total loans         539,692   100.0      483,317    100.0      447,011    100.0      389,273   100.0       380,347    100.0

Allowance for
loan losses          (8,033)              (9,402)              (13,920)              (15,161)              (15,814)

Net deferred
loan origination
costs (fees)             55                 (836)               (2,019)               (2,574)               (2,143)

Total loans,
net                $531,714              473,079               431,072               371,538               362,390

Mortgage loans:

Conventional:

Fixed rate         $181,857    33.7      201,801     41.8      264,308     59.1      283,886    72.9       315,948     83.1

Adjustable rate     298,556    55.3      223,370     46.2      132,756     29.7       62,518    16.1        28,103      7.4

FHA and VA              156     0.0          226      0.0          358      0.1          466     0.1           574      0.1

Commercial
loans                 6,284     1.2        4,277      0.9        3,981      0.9        4,677     1.2         5,232      1.4

Consumer
loans                52,839     9.8       53,643     11.1       45,608     10.2       37,726     9.7        30,490      8.0

Total
loans              $539,692   100.0      483,317    100.0      447,011    100.0      389,273   100.0       380,347    100.0


The following table sets forth the contractual maturity or period to repricing of the loan portfolio at December 31, 1995. The table does not include estimated prepayments but does include scheduled repayments of principal. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change or the scheduled maturity, whichever is earlier. Management believes that the actual period to repricing will be shorter than indicated in the table as a result of prepayments, although prepayments tend to be highly dependent on interest rate levels.


				       One to         Three to       Five to
			Less than      Three          Five           Ten            Over Ten
			One Year       Years          Years          Years          Years          Total

						      (In thousands)


Mortgage loans:

Residential             $194,387        84,959         11,492         24,091         81,016        395,945

Commercial                32,423         4,470          7,606         22,610          6,742         73,851

Construction
and land                   8,577           614            917            329            336         10,773

Total mortgage
loans                    235,387        90,043         20,015         47,030         88,094        480,569

Other loans               19,908        16,322          7,158          6,914          8,821         59,123

Total loans             $255,295       106,365         27,173         53,944         96,915        539,692


The following table sets forth, by type of interest rate, the dollar volumes of all loans contractually due in, and with a period to repricing of, more than one year at December 31, 1995.



			Predetermined            Floating or
			Rates                    Adjustable Rates     Total

						 (In thousands)


Mortgage loans:

Residential             $132,383                  69,175              201,558

Commercial                27,135                  14,293               41,428

Construction
and land                   1,338                     858                2,196

Total mortgage
loans                    160,856                  84,326              245,182

Other loans               37,769                   1,446               39,215

Total loans             $198,625                  85,772              284,397



Residential Mortgage Lending

The Company, through its retail mortgage origination staff and its wholesale loan correspondents, actively solicits residential mortgage loan applications from new and existing customers, builders, and real estate brokers. All loans are then underwritten and serviced at the Fishkill Administration Headquarters. Traditionally, it was Pawling's policy to only make loans secured by properties located within its primary New York service area. Beginning in 1993, the Company expanded this policy to include additional markets in New York State and Connecticut.

The Company's commitments to originate residential mortgage loans are generally made for periods of up to 60 days from the date of approval. Longer commitment periods can be negotiated for special programs. Borrowers are offered the option to lock in the rate at the time of application or to lock in the rate in effect up to five days prior to the closing, depending on the mortgage program selected. Outstanding residential mortgage loan commitments amounted to $54.0 million at December 31, 1995.

The Company's loan-to-value policy, for owner occupied one-to-four family residences, is to lend up to 97% of the sales price or appraised value, whichever is less. Private mortgage insurance is required on mortgages with loan-to-value ratios above 80%. Acceptable loan-to-value ratios decrease for larger loans. The actual loan-to-value ratios and amounts are determined by secondary market investor guidelines and market conditions. On non-owner occupied residential properties, the Company generally makes loans of up to 75% of the sales price or appraised value, whichever is less. These loans are amortized with principal and interest due on a monthly basis. Residential mortgage loans are underwritten and approved to be held in the Company's own loan portfolio or to be sold to investors in the secondary market. Typically, the Company primarily holds in its portfolio adjustable rate mortgages which have a contractual maturity of up to 30 years.

As a result of selling mortgage loans in the secondary market while retaining the related servicing rights, the Company had under service $58.0 million in primarily fixed-rate mortgage loans for investors at December 31, 1995, for which the Company is paid a servicing fee. The Company is an approved seller/servicer for the Federal National Mortgage Association ("FNMA") and the State of New York Mortgage Agency ("SONYMA"), and also participates in selected private secondary market programs.

Commercial and Construction Mortgage Lending

Commercial mortgage loans originated directly by the Company require a primary and secondary source of repayment, a net cash flow of at least 1.2 times debt service payments, and a loan-to-value ratio not greater than 70%.

The Company's construction mortgage loans are primarily originated for one-to-four family owner occupied residences, multi-family houses and, to a lesser extent, owner occupied commercial properties. Construction loans on pre-sold homes are classified in the Company's one-to-four family residential mortgage portfolio. Loan-to-value ratios vary by property type with residential construction not exceeding 80% and multi-family and commercial construction not exceeding 70%. In most cases, the Company continues as the permanent mortgage lender after construction is completed. Construction loans originated are usually for an initial term of 12 months after which the loan may be converted into a permanent loan providing for principal and interest payments. Disbursements are made during the construction period based on the percentage of work completed as determined by qualified inspectors.

Commercial and construction mortgage loans may reduce interest rate risk in a rising rate environment, due generally to their shorter terms and variable interest rates, but may require a greater level of ongoing service and management due to a broader range of risks as compared to other residential mortgage lending. Specifically, the payment experience on loans secured by income producing properties is dependent on the successful management of these properties and may be subject to a greater extent to adverse conditions in the real estate market or the general economy. Construction loans involve additional risks since loan funds are advanced based upon the security of the property under construction and are otherwise subject to uncertainties in estimating construction costs and other unpredictable contingencies that may make it difficult to evaluate accurately the total loan funds required to complete the project.

Mortgage Lending Activity

The following is a summary of activity in the Company's mortgage loan portfolio for the years ended December 31. The table includes residential mortgage activity, as well as commercial and construction lending activity.



			     1995           1994           1993           1992           1991
					    (In thousands)


Mortgage loans at
beginning of year            $425,397       397,422        346,870        344,625        375,911

Loans originated              143,877       165,946        150,995         76,201         39,468

Loan prepayments              (40,415)      (47,639)       (41,868)       (29,391)       (27,239)

Other payments                (33,736)      (33,268)       (38,380)       (27,188)       (24,942)

Loans sold                    (12,259)      (49,942)       (11,535)        (1,503)        (2,844)

Charge-offs                    (2,135)       (5,925)        (3,194)        (4,375)        (7,929)

Other activity, net
(including transfers
to other real estate)            (160)       (1,197)        (5,466)       (11,499)        (7,800)

Mortgage loans at
end of year                  $480,569       425,397        397,422        346,870        344,625


Consumer Lending

In recent years, the Company has increased its emphasis on the origination of consumer loans to provide a greater variety of financial services and because these loans generally have shorter terms and higher rates of interest. The Company offers a variety of consumer loans, including personal loans, home equity lines of credit, fixed rate home equity loans, home improvement loans, mobile home loans, passbook or certificate account loans, indirect and direct automobile loans and student loans.

Consumer loans generally involve more risk of collectibility than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. As a result, consumer loan collections are more dependent on the borrower's continuing financial stability, and thus are more likely to be affected by job loss, personal bankruptcy and adverse economic conditions.

Business Lending

The Company offers a variety of commercial loan products to small businesses including installment and time notes, lines of credit, revolving credit and term loans. The Company promotes these products within its defined market area to companies with sales of typically less than $10.0 million per year. Commercial loans are underwritten based on the cash flow and financial condition of the borrowing business and applicable collateral. Repayment of these loans is guaranteed by the owners of the businesses in question and may be further collateralized by assets of those individual guarantors. The interest rates on business loans are generally variable rates that change with market conditions and are priced in relation to the "prime rate" or to interest rates on various treasury securities.

Loan Interest Rates and Fees

The interest rates charged by the Company on its loans are determined by a comparison to competitive rates being offered in its market area, the availability of lendable funds, the Company's cost of funds, product costs, the demand for loans and portfolio concentration considerations. The Company's average interest rate earned on its loan portfolio was 8.75% for the year ended December 31, 1995, as compared to 8.55% for the year ended December 31, 1994.

In addition to the contractual rates of interest earned on loans, the Company receives fees related to existing loans which include late charges, loan modification fees, prepayment penalties and fees associated with the sale of credit life and disability insurance. The Company also receives origination and servicing fees as a result of sales of mortgage loans originated and serviced for others. In addition, Progressive generates settlement fees by providing loan related services to Pawling's borrowers. Income realized from these activities varies with the volume and type of loans made.

Loan origination fees and certain direct origination costs are deferred and subsequently recognized as interest income, using the level yield method, over the contractual loan term. Amortization ceases when loans are placed on non-accrual status.

Asset Quality

In 1995, the Company continued to emphasize residential mortgage and consumer lending. Mortgage loans secured by one-to-four family residential properties increased in 1995 by $48.1 million, or 14.9%, to $370.6 million at December 31, 1995, representing 68.6% of total loans. The Company plans to further diversify the loan portfolio's geographic distribution in 1996 by expanding to the Rockland County market through the acquisition of branches as further discussed on page 22.

Management continually reviews delinquent loans to adequately assess problem situations and to quickly and efficiently remedy these problems whenever possible. The Company's collection department contacts the borrower when a loan becomes delinquent. When a payment is not made within 15 days of the due date, a late notice and late charge is generated and assessed. After 60 days of delinquency, a notice is sent warning the borrower that foreclosure proceedings may commence. If the delinquency has not been cured within a reasonable period of time, the Company institutes appropriate action to foreclose the property. If the Company is the successful bidder at the foreclosure sale, the property is recorded as "other real estate". When the property is acquired, it is recorded at the lower of the recorded investment in the loan or the fair value of the property less the estimated costs to dispose of the property. All costs incurred in maintaining the property from the date of acquisition are expensed.

The Loan Review Committee of Pawling meets at least monthly or more frequently as deemed necessary to review all real estate loans of $250,000 and over which are more than 30 days delinquent; all delinquent construction loans; other mortgage loans and consumer loans which are 90 days or more delinquent; all other real estate properties; all loans in the process of foreclosure; and all classified loans. The results of this analysis are reported to the Board of Directors on a monthly basis.

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and its amendment, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements prescribe recognition criteria for loan impairment, generally relating to commercial and construction loans and measurement methods for impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered to be impaired when, based on current information and events, it is probable that the lender will be unable to collect all principal and interest contractually due according to the original contractual terms of the loan agreement. The Company generally considers impaired loans to be commercial and construction non-accrual loans and loans restructured since January 1, 1995.

SFAS No. 114 requires lenders to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. Generally, the Bank's impaired loans are considered to be collateral dependent. The Company considers estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if the costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

In addition, SFAS No. 114 makes significant changes to existing accounting principles applicable to in-substance foreclosures. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114, in-substance foreclosured properties included those properties where the borrower had little or no equity in the property considering its fair value; where repayment was only to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

The adoption of these statements did not have a significant effect on the Company's consolidated financial statements. At December 31, 1995, the Company's recorded investment in impaired commercial mortgage and construction loans totaled $3.2 million. The total impaired loans consist of
(i) loans of $674,000 for which there was an allowance for loan losses of $110,000 determined in accordance with SFAS No. 114 and (ii) loans of $2.5 million for which there was no allowance as determined under SFAS No. 114 due to the adequacy of related collateral and historical charge-offs associated with these loans. The average recorded investment in impaired loans was $5.1 million for 1995. Interest income on impaired loans is recognized on a cash basis and was not significant for the year ended December 31, 1995.

In the fourth quarter of 1994, the Company decided to dispose of certain troubled assets on a bulk sale basis in order to accelerate the reduction in loan portfolio credit risk, enhance overall asset quality and better position the Company to achieve its strategic goals. These transactions resulted in the sale of assets totaling $9.9 million, which consisted of (i) non-performing mortgage loans of $3.4 million, (ii) performing mortgage loans of $4.8 million with relatively high credit risk, and (iii) other real estate owned of $1.7 million. The net sales proceeds totaled $5.8 million, resulting in losses of $4.1 million which were charged to the allowance for loan losses ($3.9 million) and the allowance for losses on other real estate ($218,000).

The following table sets forth information with respect to non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate, and certain asset quality ratios at or for the years ended December 31:



			     1995           1994           1993           1992           1991

					    (Dollars in thousands)


Non-performing loans:

Mortgage loans:

Residential properties       $2,559         1,636          4,020          7,258          10,323

Commercial properties         2,591         3,009          5,457          6,640          10,449

Construction and land           593         2,736          2,028          4,517          12,997

			      5,743         7,381         11,505         18,415          33,769

Other loans                      20            15             68            508             826

Total non-performing
loans <F1>                    5,763         7,396         11,573         18,923          34,595

Other real estate, net          405         2,265          7,609         12,723           8,570

Total non-performing
assets                       $6,168         9,661         19,182         31,646          43,165

Ratio of total
non-performing loans
to total loans                 1.07%         1.53%          2.59%          4.86%           9.06%

Ratio of total
non-performing assets
to total assets                0.83          1.39           3.03           5.10            6.90

Ratio of allowance for
loan losses to total
non-performing loans         139.39        127.12         120.28          80.12           45.71

Ratio of allowance for
loan losses to total
loans                          1.49          1.95           3.11           3.89            4.16


<F1> Includes loans on non-accrual status of $5.6 million, $7.3 million, $11.5 million, $18.8 million and $33.2 million at December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.


The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions. When doubt exists in the view of management as to the collectibility of the remaining balance of a loan, the Company will charge-off that portion deemed to be uncollectible. While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary based on changes in economic and real estate market conditions and in the credit risk inherent in the loan portfolio.

Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:



			     1995           1994           1993           1992           1991

					    (Dollars in thousands)


Balance at beginning
of year                      $ 9,402        13,920         15,161         15,814         14,673

Provision charged
to operations                    600         1,500          2,000          3,500          9,025

			      10,002        15,420         17,161         19,314         23,698

Loans charged-off:

Mortgage loans:

Residential                     (376)       (1,259)          (812)          (964)        (1,439)

Commercial                      (593)       (4,391)        (1,078)          (916)        (1,944)

Construction and land         (1,166)         (275)        (1,304)        (2,495)        (4,546)

Other loans:

Consumer                        (219)         (235)          (257)          (295)          (267)

Commercial                       (30)          (57)           (28)          (146)          (250)

Total charge-offs <F1>        (2,384)       (6,217)        (3,479)        (4,816)        (8,446)

Recoveries:

Mortgage loans:

Residential                       84            12             48            132            273

Commercial                        80            28            110            219             --

Construction and land            189            37             10            103            110

Other loans:

Consumer                          56            71             49             44             54

Commercial                         6            51             21            165            125

Total recoveries                 415           199            238            663            562

Net charge-offs               (1,969)       (6,018)        (3,241)        (4,153)        (7,884)

Balance at end of year       $ 8,033         9,402         13,920         15,161         15,814

Ratio of net charge-offs
to average loans
outstanding during the
year                            0.38%         1.29%          0.79%          1.08%          2.01%


<F1> Includes $3.9 million in 1994 applicable to bulk sales
of non-performing mortgage loans and other mortgage loans with relatively high credit risk.


The following table sets forth the allocation of the Company's allowance for loan losses by category of loans at December 31 for each of the past five years. The amount allocated to any category should not be interpreted as an indication of expected future charge-offs in that category. The allowance for loan losses consists of allocations for estimated losses on individual non-performing and other classified loans in the Company's portfolio, as well as a portion based on the Company's past loss experience, overall risk characteristics, and management's assessment of current economic and real estate market conditions.



			     1995           1994           1993           1992           1991

					    (In thousands)


Mortgage loans:

Residential                  $1,678         3,706          4,354           4,398          4,787

Commercial and other          5,448         4,870          8,662          10,105         10,377

Other loans                     907           826            904             658            650

Total allowance for
loan losses                  $8,033         9,402         13,920          15,161         15,814


Securities

The Company has authority to invest in a variety of debt and equity securities rated AA or better. Securities purchased by the Company conform to the statutory requirements of the New York State Banking Law, the rules and regulations of the Federal Deposit Insurance Corporation and the Federal Reserve Board's policy on investments. The Company can invest in securities such as United States Treasury obligations, securities of various government agencies, mortgage-backed securities, corporate obligations, municipal obligations, and a limited amount of preferred and common stock.

Management recommends and implements the Company's investment policy, subject to approval by the Board of Directors. The implementation of the policy is monitored and reviewed by the Board of Directors at its regularly scheduled meetings.

Effective January 1, 1994, the Company changed its method of accounting for securities, upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, securities are classified as held to maturity securities, trading securities, or available for sale securities. Securities held to maturity are limited to debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available for sale. At December 31, 1995, the carrying values of securities available for sale totaled $106.9 million and securities held to maturity totaled $40.1 million.

Held to maturity securities are carried at amortized cost under SFAS No. 115, which is the same basis of accounting previously used by the Company for its debt securities held for investment. Available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of taxes).
Prior to the adoption of SFAS No. 115, available for sale securities were carried at the lower of cost or fair value in the aggregate, with net unrealized losses (if any) reported in earnings. The Company has no trading securities.

In November 1995, the Financial Accounting Standards Board released its Special Report, "A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report contained a unique provision that allowed entities to, as of a single date between November 15, 1995 and December 31, 1995, reassess the appropriateness of the classification of all securities held at that time. On November 30, 1995, as permitted by the Special Report, the Company made a one-time transfer of certain adjustable rate mortgage-backed securities with an amortized cost of $44.9 million and a fair value of $46.3 million, to the available for sale portfolio from held to maturity. The transfer was made primarily to enhance liquidity and provide greater flexibility in managing the Company's securities.

Equity securities at December 31, 1995 and 1994 include Federal Home Loan Bank stock with a cost basis of $4.0 million and $891,000, respectively.

The following table summarizes the amortized cost and fair value of the Company's securities as of December 31:



			1995                          1994                          1993

			Amortized      Fair           Amortized      Fair           Amortized      Fair
			Cost           Value          Cost           Value          Cost           Value

						      (In thousands)


Securities available
for sale:

Debt securities:

United States
Treasury and
agencies                $ 47,458        47,863         29,116         28,644         68,581         70,051

Mortgage-backed
securities                43,462        44,835             --             --         10,641         11,387

Corporate and other        9,704         9,904         12,849         12,851         20,612         21,661

Total debt securities    100,624       102,602         41,965         41,495         99,834        103,099

Equity securities          4,351         4,299          2,333          2,421          2,223          2,681

Total securities
available for sale       104,975       106,901         44,298         43,916        102,057        105,780

Securities held to
maturity/held for
investment<F1>:

Mortgage-backed
securities                40,148        40,386         83,764         81,172         50,374         51,485

Total securities        $145,123       147,287        128,062        125,088        152,431        157,265


<F1> Classified as held to maturity in 1995 and 1994 (pursuant to SFAS No.
115) and as held for investment in 1993.


Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of the securities. The Company principally purchases adjustable rate securities and balloon payment securities. Balloon payment securities, which have an expected average life of approximately two to four years, generally provide for principal amortization based on a thirty-year amortization schedule, with a balloon payment of the remaining principal at the end of a five- or seven-year period.

The following table summarizes the amortized cost and fair value of the Company's mortgage-backed securities at December 31:



			1995                          1994                          1993

			Amortized      Fair           Amortized      Fair           Amortized      Fair
			Cost           Value          Cost           Value          Cost           Value


Available for sale:                                   (In thousands)

FNMA certificates       $26,335        27,053             --             --             --             --

FHLMC certificates       17,127        17,782             --             --             --             --

GNMA certificates            --            --             --             --         10,641         11,387

Total available
for sale                 43,462        44,835             --             --         10,641         11,387

Held to maturity/held
for investment<F1>:

FNMA certificates        18,232        18,328         39,635         38,174          9,355          9,679

FHLMC certificates       21,916        22,058         44,129         42,998         41,019         41,806

Total held
to maturity              40,148        40,386         83,764         81,172         50,374         51,485

Total mortgage-backed
securities              $83,610        85,221         83,764         81,172         61,015         62,872


<F1> Classified as held to maturity in 1995 and 1994 (pursuant to SFAS No.
115) and as held for investment in 1993.


The following table sets forth the amortized cost and weighted average yields of the Company's debt securities at December 31, 1995, by type of security and by remaining term to maturity. With respect to mortgage-backed securities, the table is based on contractual maturities and does not include estimated prepayments or scheduled repayments of principal. Management believes that the actual maturities will be substantially shorter than indicated as a result of prepayments and scheduled repayments, although prepayments tend to be highly dependent on interest rate levels.



					    After One      After Five
					    Year But       Years But
			     Within         Within         Within         Over
			     One Year       Five Years     Ten Years      Ten Years      Total

					    (Dollars in thousands)


Mortgage-backed
securities:

FNMA certificates            $    --         8,231         10,001         26,335         44,567

FHLMC certificates             1,193        19,457             --         18,393         39,043

Total                        $ 1,193        27,688         10,001         44,728         83,610

Weighted average yield          7.82%         6.78%          6.84%          5.24%          5.98%

Other debt securities:

U.S. Treasury and agencies   $16,461        30,997             --             --         47,458

Corporate and other            6,953         2,751             --             --          9,704

Total                        $23,414        33,748             --             --         57,162

Weighted average yield          7.45%         6.39%            --             --           6.82%


Deposits

Deposits are the Company's principal source of funds. The Company attracts deposits from the general public and small businesses by offering a variety of deposit accounts at competitive rates. The Company's deposit accounts include day-of-deposit to day-of-withdrawal passbook savings accounts, personal and commercial checking accounts, money market accounts, NOW accounts, savings certificate accounts ("time deposits") and club accounts. The Company also offers tax deferred retirement savings accounts and savings certificate accounts of $100,000 or more ("jumbo certificates"). At December 31, 1995, the Company had $50.3 million in jumbo certificates, compared to $45.3 million at December 31, 1994 and $52.2 million at December 31, 1993. The Company does not solicit or accept brokered deposits.

At December 31, 1995, the dollar amount of jumbo certificates by remaining maturity dates and the weighted average interest rates were as follows:



								     Weighted
Maturity                          Amount                             Average Rate


				  (Dollars in thousands)

Under 90 days                     $12,224                            5.94%

90 - 179 days                       9,663                            5.70

180 days - 1 year                  11,385                            5.62

1 - 2 years                         6,853                            6.05

2 - 3 years                         2,172                            5.85

3 - 5 years                         1,891                            6.06

Over 5 years                        6,091                            6.13

Total                             $50,279                            5.86%


Deposit inflows and outflows are generally dependent on market conditions, interest rates, the general economic environment in the Company's market area and other competitive factors. The variety of accounts offered by the Company has enabled it to be more competitive in obtaining funds and to respond with more flexibility to changes in the interest rate environment. Management's policy is to review deposit interest rates at least weekly and to adjust appropriately based on the need for funds, competition and the effect on the net interest margin. The Company's interest costs on time and savings deposits may continue to trend upward in a higher interest rate environment.

Fixed rate, fixed term certificate of deposit accounts are generally a significant source of funds for the Company. At December 31, 1995, certificate accounts amounted to $347.5 million or 57.4% of total interest-bearing deposits, compared to $308.7 million or 53.4% at December 31, 1994 and $273.6 million or 52.5% at December 31, 1993. Certificates offered by the Company have maturities of 32 days or more, impose a minimum balance requirement of $1,000, and pay interest compounded on a daily basis.

Savings deposits amounted to $154.4 million or 25.5% of the Company's total interest-bearing deposits at December 31, 1995, compared to $210.8 million or 36.5% at December 31, 1994 and $180.3 million or 34.6% at December 31, 1993. Savings deposits primarily consist of passbook savings accounts and statement savings accounts. Passbook and other savings accounts amounted to $104.1 million or 17.2% of the Company's total interest-bearing deposits at December 31, 1995, compared to $129.4 million or 22.4% at December 31, 1994 and $180.3 million or 34.6% at December 31, 1993. Passbook savings offered by the Company pay interest monthly, compounded on a daily basis, to accounts with a minimum average daily balance of $100. In 1994, the Company introduced a tiered statement savings account. The first tier has a minimum balance of $500 and earns interest if the account maintains a minimum average balance of $500 for the month. The second tier has a minimum balance of $25,000 and earns interest at a higher rate if the account maintains a minimum average balance of $25,000 for the month. There is a service charge incurred if the daily average balance falls below $500. Interest on all statement savings accounts is compounded daily and credited monthly. Statement savings accounts amounted to $50.4 million, or 8.3% of the Company's total interest-bearing deposits at December 31, 1995 and $81.4 million, or 14.1% at December 31, 1994.

The Company offers negotiable order of withdrawal ("NOW") accounts with unlimited check writing privileges. The minimum initial deposit required is $1,000. There is a service charge incurred if the daily average balance for the month falls below $1,000. Interest is compounded daily and credited at the end of the month, at the current rate determined by the Company, on accounts that have maintained a minimum average balance of $1,000. NOW accounts amounted to $22.8 million, or 3.8% of the Company's total interest-bearing deposits, at December 31, 1995, compared to $29.1 million, or 5.0%, at December 31, 1994 and $34.5 million, or 6.6%, at December 31, 1993.

The Company also offers a tiered money market account with limited check writing privileges. The first tier has a minimum balance of $2,500 and earns interest at the Company's money market rate if the account maintains a minimum average balance of $2,500 for the month. The second tier has a minimum balance of $25,000 and earns interest at a higher money market rate if the account maintains a minimum average balance of $25,000 for the month. There is a service charge incurred if the daily average balance falls below $2,500. Interest on all money market accounts is compounded daily and credited monthly. Money market accounts amounted to $80.3 million, or 13.3% of the Company's total interest-bearing deposits, at December 31, 1995, compared to $29.4 million, or 5.1%, at December 31, 1994 and $32.4 million, or 6.2%, at December 31, 1993.

In 1995, the Company introduced its first relationship banking product, Premier Banking. Premier Banking requires a minimum average balance of $1,500 in a checking account and offers higher rates on certain money market and certificate of deposit accounts, as well as reduced rates on a line of credit or a mortgage. In addition, various other services are free, including traveler's cheques, official checks and money orders. As of December 31, 1995, Premier Banking accounts totaled $58.1 million.

The following table presents the Company's interest-bearing deposits and related weighted average interest rates at December 31:



			     1995                          1994                          1993

			     Amount         Rate           Amount         Rate           Amount         Rate

							   (Dollars in thousands)


NOW accounts                 $ 22,814       1.99%          $ 29,066       1.99%          $ 34,499       2.00%

Savings accounts              154,425       3.54            210,849       3.64            180,265       3.25

Money market accounts          80,347       5.26             29,351       4.91             32,379       2.95

			      257,586       3.94            269,266       3.60            247,143       3.22

Time deposits by
remaining period to
maturity:

One year or less              270,992       5.63            223,146       4.57            204,094       4.30

One to two years               42,027       5.88             41,762       5.40             36,737       4.40

Two to three years             10,810       5.62             16,347       5.83              9,251       5.20

Three to five years            10,443       5.99             13,938       5.68             18,655       5.71

Over five years                13,198       6.29             13,476       6.02              4,835       5.64

			      347,470       5.70            308,669       4.86            273,572       4.47

Total savings and
time deposits                $605,056       4.95%          $577,935       4.27%          $520,715       3.79%


The Company also offers noninterest-bearing demand deposit accounts which include personal and business checking. Personal checking and business checking requires a minimum initial deposit of $10 and $100, respectively. Demand deposits amounted to $52.0 million at December 31, 1995 compared to $46.4 million at December 31, 1994 and $41.4 million at December 31, 1993.

Management believes the variety of deposit accounts offered by the Company allows it to compete for funds effectively. However, these sources of funds generally are interest rate sensitive and therefore can be more costly in a high interest rate environment. Although the Company will continue to carefully monitor deposit flows, the ability of the Company to control deposit flows will continue to be significantly affected by the general market rate environment and economic conditions.

Other Sources of Funds

Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at December 31, 1995, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of $80.0 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings under these arrangements in 1995 and 1994.

Selected Ratios

The following is a summary of selected ratios for the years ended December
31:



				       1995                1994                1993


Return on average assets:

Net income divided by average
total assets <F1>                       0.95%               1.15%               1.12%

Return on average equity:

Net income divided by average
equity <F1>                            10.04               11.65               11.63

Equity-to-assets ratio:

Shareholders' equity divided by
total assets                            9.24                9.47               10.07


<F1> Based on net income. For 1993, excluding the cumulative effect of accounting changes, the return on average assets was 1.17% and the return on average equity was 12.23%.


Income Taxes

With certain exceptions, the Company is generally taxed in the same manner as other corporations. Progressive and Pawling file a consolidated Federal income tax return on a calendar year basis. The filing of a consolidated tax return has the effect of eliminating intercompany transactions in the computation of consolidated taxable income.

Under applicable provisions of the Internal Revenue Code of 1986 (the "Code") as amended, Pawling, as a savings institution, has benefited from provisions of the Code permitting it to take deductions for reasonable annual additions to the reserves for bad debts. There are two methods available to Pawling for computation of the bad debt deduction: the "experience" method and the "percentage of taxable income" method. Institutions must meet specified asset definition and other tests in order to benefit from the special bad debt deduction. The asset test requires that "qualifying assets" (generally including cash, obligations of the United States or an agency or instrumentality thereof or of a state or political subdivision thereof, residential real estate related loans, loans secured by savings accounts, and property used in the conduct of the institution's business) constitute at least 60.0% of total assets. Pawling's "qualifying assets" as of December 31, 1995 were 78.7% of total assets.

The experience method generally results in a bad debt deduction equal to actual bad debt losses (net loan charge-offs) for the current year. The deduction under the percentage of taxable income method is based on 8% of taxable income with certain adjustments. Pawling used the experience method in 1995, 1994 and 1993.

Pending Acquisition of Branches

On December 26, 1995, Pawling entered into a Purchase and Assumption Agreement (the "Agreement") with GreenPoint Bank ("GreenPoint") regarding the purchase by the Company of two branch offices in Rockland County, New York. Pursuant to the Agreement, the Company will purchase deposit liabilities of approximately $154.0 million. In addition, the Company will also purchase real estate and certain branch furniture, fixtures and equipment and will assume certain leasehold liabilities of GreenPoint. There will be no loans acquired in the transaction except for a small amount of passbook loans.

ITEM 2. PROPERTIES

The Company presently has a network of 15 branch offices located in Dutchess, Sullivan, Orange, Putnam, Ulster and Westchester counties. Of these facilities, 8 are owned and 7 are leased. The Brewster branch has a long-term land lease, while the building is owned by the Company. Facilities are generally leased for a period of 5 to 20 years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Company.

The following are the locations of Pawling's offices:

Administrative Headquarters<F1>
1301 Route 52
Fishkill, New York

Ellenville Branch<F1>
80 North Main Street
Ellenville, New York

Village Branch<F1>
11 West Main Street
Pawling, New York

Dover Plains Branch<F2>
Route 22
Dover Plains, New York

Brewster Branch<F3>
Route 22
Brewster, New York

LaGrange Branch<F3>
Route 55
LaGrange, New York

Pawling Branch<F1>
Route 22
Pawling, New York

Liberty Branch<F1>
Route 52
Liberty, New York

Millbrook Branch<F2>
Cors. Route 44 & 82
Millbrook, New York

Monticello Branch<F1>
Route 42
Monticello, New York

Roscoe Branch<F1>
13 Broad Street
Roscoe, New York

Poughkeepsie Branch<F2>
4 Jefferson Place
Poughkeepsie, New York

North Salem Branch<F2>
Cors. Route 116 & 124
North Salem, New York

Fishkill Branch<F2>
Route 9
Fishkill, New York

Newburgh Branch<F1>
200 Stony Brook Court
Newburgh, New York

Red Hook Branch<F2>
21 South Broadway
Red Hook, New York

Harriman Loan Center<F2>
Triangle Plaza - Suite 19
Harriman, New York

<F1> Owned
<F2> Leased
<F3> Land leased/building owned

ITEM 3. LEGAL PROCEEDINGS

In August 1992, a shareholder of Progressive commenced an action against Progressive and its directors in New York Supreme Court seeking to declare void the March 8, 1991 retirement agreement entered into with E. Hale Mayer, the retiring Chairman of the Board and Chief Executive Officer of Progressive and its subsidiary, Pawling Savings Bank, and to recover monies paid thereunder. On March 25, 1994 the judge, upon a motion for summary judgement, ruled in favor of Progressive and its directors dismissing the complaint against them. The plaintiff appealed that decision. In February 1996, his appeal was denied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, there were no matters submitted to a vote of shareholders of Progressive.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information included in the Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "Annual Report"), is incorporated herein by reference: "SHAREHOLDER INFORMATION - Common Stock", which appears on page 52 of the Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL DATA", which appears on page 5 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INCOME", which appears on pages 7-21 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information included in the Annual Report is incorporated herein by reference: The consolidated balance sheets of Progressive Bank, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, together with the related notes and the independent auditors' report thereon, all of which appears on pages 22-50 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information included in the Proxy Statement is incorporated herein by reference: "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", and "OTHER INFORMATION ABOUT THE BOARD AND CERTAIN COMMITTEES", which appears on pages 2, 3, 5, 6 and 7 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information included on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information included in the Proxy Statement is incorporated herein by reference: "VOTING SECURITIES" and "STOCK OWNERSHIP OF DIRECTORS AND OTHERS", which appears on pages 1 and 4 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included on pages 7 and 11 of the Proxy Statement is incorporated herein by reference: "EXECUTIVE OFFICERS - Transactions With Management".

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements and exhibits filed as part of this report:

(1) The consolidated balance sheets of Progressive Bank, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, together with the related notes and the independent auditors' report thereon, appearing in the Annual Report on pages 22-50 are incorporated herein by reference.

(2) Schedules omitted as they are not applicable

(3) Exhibits



Designation   Description


3.1           Certificate of Incorporation of Progressive Bank, Inc. (incorporated by
	      reference to Exhibit 3.1 to the Registration Statement on Form S-4, No.
	      33-7362, of Progressive Bank, Inc. filed on July 18, 1986 (hereinafter "Form
	      S-4"), as amended June 13, 1988.

3.2           By-laws of Progressive Bank, Inc. (incorporated by reference to Exhibit
	      3.2 to the Annual Report on Form 10-K, No. 0-15025, of Progressive Bank, Inc.
	      filed March 26, 1993 (hereinafter "1992 Form 10-K").

4             Specimen Stock Certificate (incorporated by reference to Exhibit 2(a) to
	      the Registration Statement on Form 8-A, No. 0-15025, of Progressive Bank,
	      Inc. filed October 1, 1986).

10.2          Progressive Bank, Inc. Amended and Restated Incentive Stock Option Plan
	      (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K,
	      No. 0-15025, of Progressive Bank, Inc., filed March 22, 1988 (hereinafter
	      "1987 Form 10-K").

10.4          Employment Agreement by and between Progressive Bank, Inc. and each of
	      the members of its Board of Directors (incorporated by reference to Exhibit
	      10.5 to the 1987 Form 10-K).

10.5          Indemnification Agreement by and between Progressive Bank, Inc. and each
	      of the members of its Board of Directors (incorporated by reference to
	      Exhibit 10.5 to the 1987 Form 10-K).

10.7          Retirement Agreement by and between Progressive, Pawling and E. Hale Mayer.

10.8          Progressive Bank, Inc. Non-Qualified Stock Option Plan -Directors
	      (incorporated by reference to Exhibit 10.8 to the 1992 Form 10-K).

10.9          Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan - Directors
	      (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K,
	      No. 0-15025, of Progressive Bank, Inc. filed March 23, 1994).

10.10         Employment Agreement by and between Progressive Bank, Inc., Pawling
	      Savings Bank, and Peter Van Kleeck.

10.11 Progressive Bank, Inc. Noncontributory Retirement and Severance Plan for Certain Members of the Board of Directors.

13            1995 Annual Report to security holders.

22            Subsidiaries of the registrant.

24            Consent of KPMG Peat Marwick LLP.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE BANK, INC.
(Registrant)

By: /s/ Peter Van Kleeck

Peter Van Kleeck
President & Chief
Executive Officer

Date: March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                    Title                         Date


			     President & Chief
/s/ Peter Van Kleeck         Executive Officer,
Peter Van Kleeck             Progressive Bank, Inc.        March 12, 1996

			     Treasurer (Principal
			     Financial Officer &
/s/ Robert Gabrielsen        Principal Accounting
Robert Gabrielsen            Officer)                      March 12, 1996

/s/ Elizabeth P. Allen
Elizabeth P. Allen           Director                      March 12, 1996

			     Director & Chairman of
			     the Board, Progressive
/s/ Thomas C. Aposporos      Bank, Inc.                    March 12, 1996
Thomas C. Aposporos

/s/ George M. Coulter        Director                      March 12, 1996
George M. Coulter

/s/ Donald B. Dedrick        Director                      March 12, 1996
Donald B. Dedrick

/s/ Harold Harris            Director                      March 12, 1996
Harold Harris

/s/ Richard T. Hazzard       Director                      March 12, 1996
Richard T. Hazzard

/s/ Armando Mostachetti      Director                      March 12, 1996
Armando Mostachetti

			     Director                      March 12, 1996
Richard Novik

/s/ John J. Page             Director                      March 12, 1996
John J. Page

/s/ Archibald A. Smith       Director                      March 12, 1996
Archibald A. Smith

/s/ Roger W. Smith           Director                      March 12, 1996
Roger W. Smith

/s/ David A. Swinden         Director                      March 12, 1996
David A. Swinden


Exhibit 13


Selected Consolidated Financial Data


										At or for the Year Ended December 31,
								     1995          1994         1993         1992         1991

(Dollars in thousands, except per share data)


Balance Sheet Data
  Total assets                                                   $743,214       696,292      633,917      619,999      625,434
  Loans, net                                                      531,714       473,079      431,072      371,538      362,390
  Total securities, net                                           147,049       127,680      152,431      189,734      186,031
  Deposits                                                        657,012       624,329      562,093      557,320      569,759
  Shareholders' equity                                             68,658        65,940       63,821       57,340       52,736
Operations Data
  Interest and dividend income                                     55,501        50,247       50,281       52,504       56,192
  Interest on deposits                                             27,692        21,177       21,237       27,207       36,870
    Net interest income                                            27,809        29,070       29,044       25,297       19,322
  Provision for loan losses                                           600         1,500        2,000        3,500        9,025
    Net interest income after provision for loan losses            27,209        27,570       27,044       21,797       10,297
  Other income<F1>                                                  3,306           156        3,110        3,534        1,308
  Other expense                                                    19,279        20,684       21,819       18,285       16,682
    Income (loss) before income taxes and cumulative
      effect of changes in accounting principles                   11,236         7,042        8,335        7,046       (5,077)
  Income tax expense (benefit)                                      4,450          (628)         911        2,473         (858)
    Income (loss) before cumulative effect of changes
      in accounting principles                                      6,786         7,670        7,424        4,573       (4,219)
  Cumulative effect of changes in
    accounting principles<F2>                                          --            --         (363)          --           --
  Net income (loss)                                              $  6,786         7,670        7,061        4,573       (4,219)
Per Common Share Data
  Income (loss) before cumulative effect of changes
    in accounting principles                                     $   2.50          2.66         2.53         1.57        (1.45)
  Cumulative effect of changes in
    accounting principles                                              --            --        (0.12)          --           --
  Net income (loss)                                                  2.50          2.66         2.41         1.57        (1.45)
  Dividends declared<F3>                                             0.65         0.375         0.15           --           --
  Book value                                                        26.13         24.00        21.72        19.60        18.07
Performance Ratios
  Return on average assets<F4>                                       0.95%         1.15%        1.12%        0.73%       (0.68%)
  Return on average equity<F4>                                      10.04         11.65        11.63         8.34        (7.94)
  Net interest rate spread                                           3.46          3.96         4.23         3.58          2.51
  Net interest margin                                                4.09          4.51         4.77         4.18          3.23
Capital and Other Ratios
  Leverage capital ratio                                             9.08          9.50        10.07         9.25          8.43
  Total risk-based capital ratio                                    17.30         18.41        17.66        16.17         14.56
  Ratio of non-performing loans to total loans<F5>                   1.07          1.53         2.59         4.86          9.06
  Ratio of non-performing assets to total assets                     0.83          1.39         3.03         5.10          6.90
  Ratio of allowance for loan losses
    to non-performing loans<F5>                                    139.39        127.12       120.28        80.12         45.71


<F1>  The 1994 amount includes net losses of $2.5 million on sales of loans and available-for-sale securities.
<F2>  Represents the net effect of changes in accounting for income taxes and postretirement benefits, effective January 1, 1993.
See notes 1, 8, and 11 to the consolidated financial statements.
<F3>  The dividend payout ratio (dividends paid as a percentage of net income) was 26.02% for 1995, 14.15% for 1994 and 6.23%
for 1993.
<F4>  Based on net income (loss). For 1993, excluding the cumulative effect of accounting changes, the return on average assets was 1.17% and the return on average equity was 12.23%.
<F5>  Non-performing loans include non-accrual loans and loans greater than 90 days past due and still accruing.


Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The financial condition and operating results of Progressive Bank, Inc. ("Progressive," or, together with its subsidiary, the "Company") are primarily dependent upon the financial condition and operating results of its wholly-owned subsidiary, Pawling Savings Bank ("Pawling"). Progressive is a bank holding company whose principal asset is its investment in Pawling's common stock. Pawling is a New York state-chartered stock savings bank providing a full range of community banking services to individual and corporate customers. Progressive and Pawling are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory authorities.

The Company is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in residential and commercial mortgages, consumer loans and securities. The operating results of the Company depend primarily on its net interest income after provision for loan losses. Net interest income is the difference between interest and dividend income on earning assets, primarily loans and securities, and interest expense on deposits. Net income of the Company is also affected by other income, which includes service fees and net gain (loss) on securities and loans; other expense, which includes salaries and employee benefits and other operating expenses; and Federal and state income taxes.

Financial Condition

Total assets of the Company were $743.2 million at December 31, 1995 as compared to $696.3 million at December 31, 1994, an increase of $46.9 million or 6.7%. This increase was primarily funded by the $32.7 million or 5.2% increase in deposits from $624.3 million at December 31, 1994 to $657.0 million at December 31, 1995. Net loans totaled $531.7 million or 71.5% of total assets at December 31, 1995, and increased by $58.6 million or 12.4% during the year. Total securities increased by $19.4 million or 15.2% to $147.0 million at December 31, 1995, representing 19.8% of total assets at that date.

The $19.4 million increase in securities for the year consisted of a $63.0 million increase in securities available for sale, partially offset by a $43.6 million decrease in securities held to maturity. The increase in securities available for sale and the decrease in securities held to maturity primarily reflects the transfer of held to maturity securities, with an amortized cost of $44.9 million and a fair value of $46.3 million, to available for sale. This transfer as allowed by the FASB's "Special Report" consisted of adjustable rate mortgage-backed securities and is further discussed within note 2 to the consolidated financial statements. In addition, available for sale securities also increased due to the $19.2 million increase in U.S. Treasury securities primarily reflecting additional purchases of treasury notes.

The $58.6 million increase in net loans during 1995 was due primarily to increased loan originations which exceeded principal payments by $71.1 million, partially offset by loan sales of $12.3 million. The residential mortgage segment of the loan portfolio increased $49.8 million or 14.4% during 1995 from $346.1 million to $395.9 million. The commercial mortgage segment of the loan portfolio increased $7.4 million, or 11.2%, from $66.4 million at December 31, 1994 to $73.9 million at December 31, 1995. Other loans increased $1.2 million or 2.1% during 1995 from $57.9 million to $59.1 million, primarily due to increases in the business installment and mobile home loan categories, partially offset by the decline in automobile financings.

The $11.5 million increase in accrued expenses and other liabilities primarily reflects a $6.7 million increase due to the purchase of securities not settled at December 31, 1995 as well as a $3.8 million increase in income tax liabilities.

The $32.7 million increase in deposits during 1995 was primarily attributable to the $38.8 million increase in time deposits and the $51.0 million increase in money market accounts, partially offset by the decline in savings accounts of $56.4 million. These increases in time deposits and money market accounts were primarily due to selective marketing and aggressive pricing of these deposit products.

Shareholders' equity at December 31, 1995 was $68.7 million, an increase of $2.7 million or 4.1% from December 31, 1994. This increase primarily reflects net income of $6.8 million and an increase of $1.3 million resulting from the market value changes of securities available for sale, net of taxes, partially offset by treasury stock purchases of $3.9 million and cash dividends of $1.8 million. Shareholders' equity, as a percent of total assets, was 9.24% at December 31, 1995 compared to 9.47% at December 31, 1994. Book value per common share increased to $26.13 at December 31, 1995 from $24.00 a year earlier.


Analysis of Net Interest Income

The following table shows the Company's average consolidated balances, interest income and expense, and average rates for the years ended December 31:

						    1995                           1994                             1993
				      Average              Average     Average             Average      Average             Average
				      Balance     Interest    Rate     Balance   Interest     Rate      Balance   Interest     Rate

(Dollars in thousands)


Interest-earning assets:
  Mortgage loans<F1>                 $453,243     39,123      8.63%   $411,354     34,607     8.41%    $366,507     33,694     9.19%
  Other loans<F1>                      58,623      5,683      9.69      54,603      5,239     9.59       45,102      4,861    10.78
  Mortgage-backed securities<F2>       81,088      5,124      6.32      78,853      4,268     5.41       60,571      2,926     4.83
  U.S. Treasury and
    agencies, corporate and
    other securities<F2>,<F3>          51,185      3,513      6.86      76,812      5,121     6.67      119,464      8,269     6.92
  Federal funds sold and other         35,182      2,058      5.85      22,861      1,012     4.43       17,033        531     3.12
    Total interest earning assets     679,321     55,501      8.17%    644,483     50,247     7.80%     608,677     50,281     8.26%
Non-interest-earning assets            32,898                           22,656                           18,281
    Total assets                     $712,219                         $667,139                         $626,958
Interest-bearing liabilities:
  Savings deposits<F4>               $251,471      9,236      3.67%   $273,614      8,886     3.25%     242,669      7,635     3.15%
  Time deposits                       336,781     18,456      5.48     277,510     12,291     4.43%     284,754     13,602     4.78
    Total interest-bearing
      liabilities                     588,252     27,692      4.71%    551,124     21,177     3.84%     527,423     21,237     4.03%
Non-interest-bearing liabilities       56,350                           50,170                           38,954
    Total liabilities                 644,602                          601,294                          566,377
Shareholders' equity                   67,617                           65,845                           60,581
    Total liabilities and
      shareholders' equity           $712,219                         $667,139                         $626,958
Net earning balance                  $ 91,069                         $ 93,359                         $ 81,254
Net interest income                               27,809                           29,070                           29,044
Interest rate spread<F5>                                      3.46%                           3.96%                            4.23%
Net yield on interest-earning
  assets (margin)<F6>                                         4.09%                           4.51%                            4.77%


<F1>  Interest income on loans does not include interest on non-accrual loans;
however, such loans have been included in the calculation of the average balances outstanding.
<F2>  Average balances calculated using amortized cost.
<F3>  Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect thereof is not material.
<F4>  Includes NOW accounts, passbook and statement savings accounts, and money market accounts.
<F5>  Average rate on total interest-earning assets less average rate on total interest-bearing liabilities.
<F6>  Net interest income divided by total average interest-earning assets.



The following table sets forth, for the years indicated, an analysis of changes in interest and dividend income, interest expense and net interest income resulting from changes in average balances ("volume") and changes in average rates ("rate").


							     1995 Compared to 1994                 1994 Compared to 1993
							      Increase (Decrease)                   Increase (Decrease)
						       Volume         Rate         Net       Volume         Rate           Net

(In thousands)


Change in interest and dividend income:
  Mortgage loans                                       $3,616          900       4,516        3,773       (2,860)          913
  Other loans                                             390           54         444          912         (534)          378
  Mortgage-backed securities                              141          715         856          990          352         1,342
  U.S. Treasury and agencies,
    corporate and other securities                     (1,759)         151      (1,608)      (2,844)        (304)       (3,148)
  Federal funds sold and other                            721          325       1,046          258          223           481
    Total change in interest and dividend income        3,109        2,145       5,254        3,089       (3,123)          (34)
Change in interest expense:
  Savings deposits                                       (813)       1,163         350        1,005          246         1,251
  Time deposits                                         3,248        2,917       6,165         (321)        (990)       (1,311)
    Total change in interest expense                    2,435        4,080       6,515          684         (744)          (60)
Change in net interest income                          $  674       (1,935)     (1,261)       2,405       (2,379)           26


Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

General

For the year ended December 31, 1995, the Company's net income was $6.8 million or $2.50 per share as compared to $7.7 million or $2.66 per share for 1994. The $884,000 decrease in net income was primarily the result of a $5.1 million increase in income tax expense, a $1.3 million decrease in net interest income, and a $694,000 increase in other non-interest expense. These items were partially offset by a $3.2 million increase in other income due primarily to the improved results from the sale of securities and loans, a $1.6 million decrease in the net cost of other real estate, a $900,000 decrease in the provision for loan losses, and a $653,000 decrease in FDIC deposit insurance premium. The decrease in earnings per share resulting from the reduced net income in 1995 as compared to 1994 was partially offset by the Company's stock repurchase programs which resulted in the buyback of 146,000 shares in 1995.

Net Interest Income

Net interest income decreased $1.3 million, or 4.3%, to $27.8 million for 1995 compared to $29.1 million for 1994. The components of net interest income are interest and dividend income, which increased $5.3 million or 10.5%, and interest expense on deposits, which increased $6.5 million or 30.8%. The Company's interest rate spread narrowed by 50 basis points from 3.96% in 1994 to 3.46% in 1995, reflecting an 87 basis point increase in the average cost of interest-bearing liabilities, partially offset by the 37 basis point increase in the average yield on earning assets. The net interest margin also narrowed by 42 basis points from 4.51% in 1994 to 4.09% in 1995, primarily reflecting the narrower interest rate spread.

Interest on loans increased $5.0 million, or 12.4%, primarily reflecting an increase in the volume of loans outstanding. The yields on loans were generally higher in 1995, despite the changing mix of the portfolio toward adjustable rate loans which generally have initial rates lower than comparable fixed rate loans. At December 31, 1995, adjustable rate loans represented approximately 56.4% of the loan portfolio compared to 48.5% at December 31, 1994 and 31.0% at December 31, 1993. These factors were partially offset by the positive effect on interest income of continued reductions in non-accrual loans. Loans on non-accrual status totaled $5.6 million at December 31, 1995 compared to $7.3 million at December 31, 1994 and $11.5 million at December 31, 1993.

Interest on mortgage-backed securities increased $856,000, or 20.1%, primarily due to increases in the average yield earned on the portfolio due to purchases of securities with higher yields as well as upward adjustments on adjustable rate mortgage-backed securities.

Interest and dividends on U.S. Treasury and agencies, corporate and other securities decreased by $1.6 million, or 31.4%, primarily reflecting a decrease in the average balance outstanding from $76.8 million in 1994 to $51.2 million in 1995. This decrease was primarily the result of maturities and, to a lesser degree, the effect of corporate securities being called prior to maturity. Funds provided by maturities and calls were generally used toward reinvestment into U.S. Treasury notes and purchases of mortgage-backed securities. The average rate earned on U.S. Treasury and agencies, corporate and other securities increased from 6.67% in 1994 to 6.86% in 1995 as a result of purchases of securities with higher yields as well as the sale of lower yielding securities during the fourth quarter of 1994.

Interest on Federal funds sold and other earning assets increased $1.0 million due to an increase in the average balance outstanding from $22.9 million in 1994 to $35.2 million in 1995 as well as an increase in the rate earned to 5.85% in 1995 from 4.43% in 1994.

The $6.5 million increase in interest on interest-bearing liabilities was due primarily to an increase in the cost of funds as a result of the generally higher rate environment in 1995 as well as the shift in the mix of deposits from lower cost savings deposits to higher cost time and money market deposits. For the year ended December 31, 1995, average savings deposits decreased $22.1 million and average time deposits increased $59.3 million as compared to the previous year. Management's policy is to review deposit interest rates at least weekly and to adjust appropriately based on the need for funds, competition and the effect on the net interest margin. The Company's interest costs on time and savings deposits may begin to trend downward in a declining interest rate environment.

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

For the year ended December 31, 1995, the provision for loan losses was $600,000, a reduction of $900,000 from the provision of $1.5 million in 1994. The lower provision primarily reflects the continued reduction in non-performing loans, and continued stable conditions in the local economy and most sectors of the real estate market. Non-performing loans declined to $5.8 million, or 1.07% of total loans, at December 31, 1995 from $7.4 million, or 1.53% of total loans, at December 31,1994. In addition, the ratio of the allowance for loan losses to non-performing loans increased to 139.39% at December 31, 1995 from 127.12% for the previous year.

In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due thirty to eighty-nine days or more, but has not yet been placed on non-accrual status. At December 31, 1995, slow paying loans amounted to $3.4 million as compared to $2.9 million at December 31, 1994.

Loan loss provisions in future periods will continue to depend on trends in the credit quality of the Company's loan portfolio and the level of loan charge-offs which, in turn, will depend in part on the economic and real estate market conditions prevailing within the Company's lending region. If general economic conditions or real estate values deteriorate, the level of delinquencies, non-performing loans, and charge-offs may increase and higher provisions for loan losses may be necessary.

Other Income

Sources of other income include deposit and other service fees, net gain
(loss) on the sale of securities available for sale, net gain (loss) on sales of loans, and other non-interest income. For the year ended December 31, 1995, other income increased by $3.2 million to $3.3 million from $156,000 for 1994.

Deposit service fees, the largest component of other income, increased by $209,000, or 11.1%, to $2.1 million for 1995 from $1.9 million for 1994. This was primarily the result of an increase in the amount of retail checking account fees collected in 1995. Other service fees remained relatively unchanged at $620,000 for 1995 from $644,000 for the previous year.

Net gain on securities was $349,000 for the year ended December 31, 1995 compared to a net loss of $1.0 million for 1994. The net gain on securities in 1995 primarily reflects the gain of $538,000 recorded on the sale of equity securities in the fourth quarter of 1995. The net loss in 1994 primarily represents losses of $1.2 million on the sale of U.S. Treasury and agency securities of $22.9 million and other debt securities of $3.8 million, partially offset by gains of $168,000 on the sale of mortgage-backed securities of $8.2 million and equity securities of $781,000. The securities sold were classified as available for sale securities and primarily represented debt securities with longer maturities, low yielding equity securities, and mortgage-backed securities with low remaining principal balances. The 1994 sales were primarily made to restructure portions of the portfolio, to shorten maturities and improve yield. There were no sales of securities classified as held to maturity in either 1995 or 1994.

Net gain on the sale of loans was $203,000 for the year ended December 31, 1995 compared to a net loss of $1.5 million for 1994. The net loss in 1994 primarily reflects the sale of seasoned conforming fixed rate mortgages that management decided to sell in the fourth quarter of 1994 as part of the Company's on-going effort to manage interest rate risk and increase liquidity. In addition, sales of mortgage loans in both years reflect the Company's current practice of selling newly originated fixed rate mortgage loans.

Other Expense

Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. For the year ended December 31, 1995, other expense decreased by $1.4 million, or 6.8%, to $19.3 million from $20.7 million for 1994, primarily due to decreases in the net cost of other real estate and FDIC deposit insurance expense, partially offset by the increase in other non-interest expense.

Salaries and employee benefits, the largest component of other expense, increased by $117,000, or 1.3%, to $9.1 million for the year ended December 31, 1995 from $8.9 million for 1994. The increase was primarily the hiring additional staff and normal merit and promotional salary increases, partially offset by lower medical insurance costs as a result of a change in insurance provider and a reduction in postretirement benefit expense.

Occupancy and equipment costs increased $82,000, or 3.6%, to $2.4 million for the year ended December 31, 1995 from $2.3 million for 1994.

The net cost of other real estate decreased $1.6 million, or 82.3%, to $355,000 for the year ended December 31, 1995 from $2.0 million for the previous year, primarily reflecting a $925,000 reduction in the provision for losses as a result of the decline in the other real estate owned portfolio and management's assessment of the adequacy of the allowance for other real estate losses. The investment in other real estate properties (before the allowance for losses) declined substantially from $2.7 million at December 31, 1994 to $608,000 at December 31, 1995. The decline in the net cost of other real estate also includes a $1.1 million decrease in net holding costs, reflecting the smaller portfolio of properties in the current year.

FDIC deposit insurance expense decreased $653,000, or 47.5%, to $721,000 for the year ended December 31, 1995 from $1.4 million for 1994.The significant decrease in FDIC deposit insurance expense primarily reflects the reduction of the insurance premium on Pawling's deposits.

Other non-interest expense increased $694,000, or 11.4%, to $6.8 million for 1995 from $6.1 million for 1994. The increase primarily reflects a $1.0 million provision for probable losses which may result from the Nationar seizure as further discussed on page 17. The provision was partially offset by reduction of $631,000 in foreclosure and collection expense.

Income Tax Expense

The Company recognized income tax expense of $4.5 million in 1995, or 39.6% of pre-tax income for the year. For 1994, the Company recognized an income tax benefit of $628,000, consisting of a benefit of $3.5 million from a reduction in the valuation allowance for deferred tax assets, less a provision of $2.9 million or 40.8% of pre-tax income for the year.

For 1995, the Company reduced the valuation allowance on deferred tax assets by $174,000, primarily due to the utilization of capital loss carryforwards during the year. The valuation allowance applicable to the Company's Federal deferred tax asset was reduced by $1.3 million in 1994 commensurate with the increase during 1994 in Federal income taxes recoverable by loss carryback. In addition, the valuation allowance applicable to the Company's state deferred tax asset was reduced by $2.2 million in the fourth quarter of 1994. This latter reduction was based on management's reevaluation of the Company's prospects for future earnings considering factors such as (i) the reduction in non-performing assets and other higher-risk assets primarily attributable to the bulk sales in the fourth quarter of 1994, (ii) the reduction in interest rate risk attributable to the sale of primarily lower yielding fixed rate loans and securities in the fourth quarter of 1994, and (iii) the sustained level of recent historical pre-tax earnings, including the achievement of three consecutive years of consistent profitability. The state deferred tax asset has been recognized on the basis of expected earnings in future years, as the New York State tax law does not allow net operating loss carrybacks or carryforwards.

The Company's net deferred tax assets were $5.2 million at December 31, 1995, net of a remaining valuation allowance of $88,000. At December 31, 1994, the Company's net deferred tax assets were $6.3 million, net of a remaining valuation allowance of $262,000. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets. Management anticipates that the Company's near-term results of operations will not be significantly affected by further adjustments to the valuation allowance for deferred tax assets.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

General

For the year ended December 31, 1994, the Company's net income was $7.7 million or $2.66 per share as compared to $7.1 million or $2.41 per share for 1993. The $609,000 increase in net income was primarily the result of a $1.8 million decrease in net cost of other real estate and a $1.5 million decrease in income tax expense, partially offset by a $3.0 million decrease in other income. Net income for 1993 reflects a net charge of $363,000 for the cumulative effect of two changes in accounting principles.

Net Interest Income

The rising interest rate environment and the Company's continued asset growth in 1994 combined to produce a stable level of net interest income for the year, although net interest margins were narrower in 1994 compared to 1993. Net interest income increased $26,000, or 0.1%, to $29.1 million for 1994 compared to $29.0 million for 1993. The components of net interest income are interest and dividend income, which decreased $34,000 or 0.1%, and interest expense on deposits, which decreased $60,000 or 0.3%. The Company's interest rate spread narrowed by 27 basis points from 4.23% in 1993 to 3.96% in 1994, reflecting a 46 basis point decline in the average yield on earning assets, partially offset by the 19 basis point decline in the average cost of deposits. The net interest margin also narrowed by 26 basis points from 4.77% in 1993 to 4.51% in 1994, primarily reflecting the narrower interest rate spread.

The $34,000 decrease in interest and dividend income was primarily the result of a $3.1 million decrease in interest and dividends earned on U.S. Treasury and agencies, corporate and other securities, partially offset by a $1.3 million increase in interest on mortgage-backed securities and a $1.3 million increase in interest on loans. The decline in interest on U.S. Treasury and agencies, corporate and other securities primarily reflects a $42.7 million decrease in the average balance due to sales, maturities and, to a lesser degree, the effect of corporate securities being called prior to maturity. Funds provided by sales, maturities and calls were generally used for loan originations and purchases of mortgage-backed securities. Interest on mortgage-backed securities increased primarily due to an increase in the average balance outstanding as the Company continued to emphasize the purchase of certain mortgage-backed securities in order to reduce interest rate risk, as well as increases in the yield earned on the portfolio. The increase in interest on loans was attributable to increases in the average balance outstanding, partially offset by a decrease in the weighted average rate earned on the portfolio. The lower yield primarily reflects mortgage originations at relatively low interest rates during 1993 and early 1994, partially offset by new originations at higher rates during the remainder of 1994. The lower yield also reflects the changing mix of the portfolio toward adjustable rate loans which generally provide higher returns in a rising rate environment but have initial rates lower than comparable fixed rate loans.

The $60,000 decrease in interest on deposits was due primarily to a decrease in the average rate paid on deposits as well as the continuing shift in the mix of deposits from higher-cost time deposits to lower-cost savings deposits.

Provision for Loan Losses

For the year ended December 31, 1994, the provision for loan losses was $1.5 million as compared to $2.0 million for 1993. The $500,000 reduction primarily reflects the continued reduction in the Company's non-performing loans, and stabilization in the local economy and certain sectors of the real estate market. Non-performing loans declined to $7.4 million, or 1.53% of total loans, at December 31, 1994 from $11.6 million, or 2.59% of total loans, at December 31, 1993.

In determining the provision for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due thirty days or more, but has not yet been placed on non-accrual status. At December 31, 1994, slow paying loans amounted to $2.9 million as compared to $6.3 million at December 31, 1993.

Other Income

For the year ended December 31, 1994, other income decreased by $3.0 million to $156,000 from $3.1 million in 1993. Deposit service fees, the largest component of other income, decreased $103,000, or 5.2%, to $1.9 million for 1994 from $2.0 million for 1993. This was primarily the result of a reduction in the volume of retail checking account fees.

Net loss on securities was $1.0 million for the year ended December 31, 1994 compared to a net gain of $184,000 for 1993. The net loss in 1994 primarily represents the sale of certain available for sale securities that primarily represented debt securities with longer maturities, low yielding equity securities, and mortgage-backed securities with lower remaining principal balances. The sales were primarily made to restructure portions of the portfolio and improve yield. Net loss on the sale of loans was $1.5 million for the year ended December 31, 1994 compared to a net gain of $169,000 for 1993. The net loss in 1994 primarily reflects the sale of seasoned conforming fixed rate mortgages that management decided to sell in the fourth quarter of 1994 as part of the Company's on-going effort to manage interest rate risk and increase liquidity.

Other Expense

For the year ended December 31, 1994, other expense decreased by $1.1 million, or 5.2%, to $20.7 million from $21.8 million for 1993, primarily due to a decrease in the net cost of other real estate.

Salaries and employee benefits, the largest component of other expense, increased $235,000, or 2.7%, to $8.9 million for 1994 from $8.7 million for 1993. The increase was primarily the result of hiring additional staff, normal merit and promotional salary increases, and higher fringe benefit expense.

Occupancy and equipment costs decreased $121,000, or 5.1%, to $2.3 million for the year ended December 31, 1994 from $2.4 million for 1993.

The net cost of other real estate decreased $1.8 million, or 46.8%, to $2.0 million for 1994 from $3.8 million for the previous year, primarily reflecting a $1.3 million reduction in the provision for losses. The lower provision reflects the decline in the real estate portfolio and management's assessment of the adequacy of the allowance for other real estate losses.

FDIC deposit insurance expense decreased $146,000, or 9.6%, to $1.4 million for 1994 from $1.5 million for 1993. This reflects lower assessment rates in 1994, partially offset by the effect of an increase in assessable deposits.

Other non-interest expense increased $656,000, or 12.0%, to $6.1 million for 1994 from $5.4 million for 1993. This reflects a $279,000 increase in advertising expense due to additional marketing efforts and higher miscellaneous operating expenses.

Income Tax Expense

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, effective January 1, 1993. Among other things, SFAS No. 109 requires recognition of a valuation allowance for a deferred tax asset if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. A valuation allowance of $6.3 million was established at January 1, 1993, upon adoption of SFAS No. 109.

The Company recognized an income tax benefit of $628,000 in 1994, consisting of a benefit of $3.5 million from a reduction in the valuation allowance for deferred tax assets less a tax provision of $2.9 million or 40.8% of pre-tax income for the year. For 1993, tax expense of $911,000 consisted of a provision of $3.5 million or 41.6% of pre-tax income for the year less a benefit of $2.6 million from a reduction in the valuation allowance for deferred tax assets.

The valuation allowance applicable to the Company's Federal deferred tax asset was reduced by $1.3 million in 1994 and $2.6 million in 1993 commensurate with the increases during those years in Federal income taxes recoverable by loss carryback. In addition, the valuation allowance applicable to the Company's state deferred tax asset was reduced by $2.2 million in the fourth quarter of 1994. This latter reduction was based upon management's reevaluation of the Company's prospects for future earnings considering factors such as (i) the reduction in non-performing assets and other higher-risk assets primarily attributable to the bulk sales in the fourth quarter of 1994, (ii) the reduction in interest rate risk attributable to the sale of primarily lower yielding fixed rate loans and securities in the fourth quarter of 1994, and (iii) the sustained level of recent historical pre-tax earnings, including the achievement of three consecutive years of consistent profitability. The state deferred tax asset has been recognized on the basis of expected earnings in the future years, as the New York State law does not allow net operating loss carrybacks or carryforwards.

Asset Quality

Non-performing assets are principally comprised of non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate properties. The Company's policy is to place a loan on non-accrual status with respect to interest income recognition when collection of the interest is uncertain. Generally, this occurs when principal or interest payments are 90 days or more past due, although interest accruals may continue in limited situations when loans are adequately secured and in the process of collection. The classification of a loan as non-accruing does not necessarily indicate that the principal and interest ultimately will be uncollectible. The Company's historical experience indicates that a portion of assets so classified will eventually be recovered. All non-performing loans are in various stages of workout, settlement or foreclosure. Other real estate includes properties acquired through foreclosure or deed in lieu of foreclosure and properties which have been effectively abandoned by the borrower.

At December 31, 1995, non-performing assets totaled $6.2 million, or 0.83% of total assets, compared to $9.7 million, or 1.39% of total assets, at December 31, 1994. The $3.5 million or 36.2% reduction in non-performing assets in 1995 consisted of a $1.6 million decrease in non-performing loans and a $1.9 million decrease in other real estate properties. These decreases reflect the Company's continuing efforts to workout loans and to sell other real estate on an asset-by-asset basis.


The following table sets forth information with respect to non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate, activity in the allowance for loan losses, and certain asset quality ratios at December 31:


							1995        1994        1993        1992        1991


(Dollars in thousands)

Non-performing loans:
  Mortgage loans:
    Residential properties                            $2,559       1,636       4,020       7,258      10,323
    Commercial properties                              2,591       3,009       5,457       6,640      10,449
    Construction and land                                593       2,736       2,028       4,517      12,997
						       5,743       7,381      11,505      18,415      33,769
  Other loans                                             20          15          68         508         826
    Total non-performing loans<F1>                     5,763       7,396      11,573      18,923      34,595
Other real estate, net                                   405       2,265       7,609      12,723       8,570
    Total non-performing assets                       $6,168       9,661      19,182      31,646      43,165
Allowance for loan losses:
  Beginning of year                                   $9,402      13,920      15,161      15,814      14,673
  Provision for losses                                   600       1,500       2,000       3,500       9,025
  Charge-offs<F2>                                     (2,384)     (6,217)     (3,479)     (4,816)     (8,446)
  Recoveries                                             415         199         238         663         562
  End of year                                         $8,033       9,402      13,920      15,161      15,814
Ratios:
  Allowance for loan losses to:
    Non-performing loans                              139.39%     127.12%     120.28%      80.12%      45.71%
    Total loans                                         1.49        1.95        3.11        3.89        4.16
  Non-performing loans to total loans                   1.07        1.53        2.59        4.86        9.06
  Non-performing assets to total assets                 0.83        1.39        3.03        5.10        6.90
  Net charge-offs to average loans                      0.38        1.29        0.79        1.08        2.01


<F1>  Includes loans on non-accrual status of $5.6 million, $7.3 million, $11.5 million, $18.8 million and $33.2 million at
December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.
<F2>  Includes $3.9 million in 1994 applicable to bulk sales of non-performing mortgage loans and other mortgage loans with relatively high credit risk.

In the fourth quarter of 1994, the Company decided to dispose of certain troubled assets on a bulk sale basis in order to accelerate the reduction in loan portfolio credit risk, enhance overall asset quality and better position the Company to achieve its strategic goals. These transactions resulted in the sale of assets totaling $9.9 million, which consisted of (i) non-performing mortgage loans of $3.4 million, (ii) performing mortgage loans of $4.8 million with relatively high credit risk, and (iii) other real estate of $1.7 million. The net sales proceeds totaled $5.8 million, resulting in losses of $4.1 million which were charged to the allowance for loan losses ($3.9 million) and the allowance for losses on other real estate ($218,000).

Stability in the local economy and certain sectors of the real estate market in 1995 and 1994 contributed to positive trends in the Company's asset quality. The allowance for loan losses as a percentage of non-performing loans rose to 139.39% in 1995, compared to 127.12% in 1994 and 120.28% in 1993. As a percentage of total loans, the allowance for loan losses was 1.49% in 1995, compared to 1.95% in 1994 and 3.11% in 1993. These ratios reflect the ongoing improvement in asset quality, both in terms of the lower level of non-performing loans and the shift in portfolio mix toward lower risk residential mortgage and consumer loans.

The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.5 million, $1.8 million and $4.1 million at December 31, 1995, 1994 and 1993, respectively.

Additionally, at December 31, 1995, management has identified approximately $2.4 million in potential problem loans which represent loans having more than normal credit risk. Although these loans are currently performing at December 31, 1995, management believes that if economic conditions deteriorate in the Company's lending area, some of these loans could become non-performing in the future.

Effective January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and its amendment, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These statements prescribe recognition criteria for loan impairment, generally relating to commercial and construction loans and measurement methods for impaired loans and all loans whose terms are modified in trouble debt restructuring subsequent to the adoption of these statements. A loan is considered to be impaired when, based on current information and events, it is probable that the lender will be unable to collect all principal and interest contractually due according to the original contractual terms of the loan agreement.

SFAS No. 114 requires lenders to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. Generally, the Bank's impaired loans are considered to be collateral dependent. The Company considers estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if the costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

In addition, SFAS No. 114 makes significant changes to existing accounting principles applicable to in-substance foreclosures. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114, in-substance foreclosed properties included those properties where the borrower had little or no equity in the property considering its fair value; where repayment was only to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

The adoption of these statements did not have a significant effect on the Company's consolidated financial statements. At December 31, 1995, the Company's recorded investment in impaired commercial mortgage and construction loans totaled $3.2 million. The total impaired loans consist of
(i) loans of $674,000 for which there was an allowance for loan losses of $110,000 determined in accordance with SFAS No. 114 and (ii) loans of $2.5 million for which there was no allowance determined under SFAS No. 114 due to the adequacy of related collateral and historical charge-offs associated with these loans. The average recorded investment in impaired loans was $5.1 million for 1995. Interest income on impaired loans is recognized on a cash basis and was not significant for the year ended December 31, 1995.

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

The Company's cash flows are classified according to their source-operating activities, investing activities, and financing activities. For 1995, net cash of $7.9 million was provided by operating activities. Net cash of $69.1 million was used in investing activities, which primarily consisted of disbursements for loan originations and security purchases, partially offset by loan principal collections, proceeds from sales of loans and proceeds from payments, maturities and calls of securities. Net cash provided by financing activities was $27.3 million, which consisted primarily of a net increase in deposits. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows".

One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, Federal funds sold and securities maturing within one year to total assets). At December 31, 1995, the Company had a primary liquidity ratio of 8.21% as compared to 12.27% at December 31, 1994. The decline was primarily due to the $34.7 million decrease in Federal funds sold, partially offset by a $9.4 million increase in securities maturing within one year.

An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $657.0 million at December 31, 1995 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to the long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer market to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at December 31, 1995, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of $80.0 million. The Company also has access to the discount window of the Federal Reserve Bank.

At December 31, 1995, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $72.8 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

On February 6, 1995, the Superintendent of Banks for the State of New York (the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. The Superintendent is now in the process of winding up the affairs of Nationar and liquidating its assets. The Company used Nationar for Federal funds transactions, as well as certain custodial and investment services. At the time of seizure, the Company had approximately $3.6 million in Federal funds sold and other deposits invested with Nationar.

Substantial uncertainties exist regarding amounts ultimately distributable to creditors of Nationar. These uncertainties include (i) the aggregate dollar amounts of claims asserted by creditors; (ii) the legal process and results of evaluation of claims, evaluation of asserted preferences, and resolution of contested claims; (iii) the amounts that will be realized on the assets of Nationar in its liquidation; and (iv) the legal and administrative expenses that will be incurred during the course of liquidation. The Superintendent has given preliminary indications that the assets may be inadequate to satisfy all claims of creditors in full.

Based on the foregoing and a deficit in net shareholders' equity that was noted in a report issued by the Superintendent in April 1995, management, as advised by legal counsel, believes that there is reasonable likelihood that the Company will not recover all of its investments in Federal funds and other deposits at Nationar. As of December 31, 1995, the Company has reclassified the Federal funds sold to other assets and has provided a reserve of $1.0 million for probable loss of a portion of these Nationar assets. The Company will periodically review this reserve as developments occur, and future reserves may be required.

The foregoing events will not have any material effect on the Company's ability to meet their liquidity needs. Management is taking all steps necessary to recover the amounts owed to the Company by Nationar.

Capital

Progressive, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board ("FRB"). The FRB applies various guidelines in assessing the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to the FRB. Under the current leverage capital guidelines, most banking companies must maintain Tier 1 capital of between 4.0% and 5.0% of total assets. Tier 1 capital is comprised of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less substantially all intangible assets, identified losses and investments in certain subsidiaries.

The FRB also has adopted a set of risk-based capital adequacy guidelines, which require the Company to maintain capital according to the risk profile of its asset portfolio and certain off-balance sheet items. The guidelines set forth a system for calculating risk-weighted assets by assigning assets (and credit-equivalent amounts for certain off-balance sheet items) to one of four broad risk-weight categories. The amount of risk-weighted assets is determined by applying a specific percentage (0%, 20%, 50% or 100%, depending on the level of credit risk) to the amounts assigned to each category. As a percentage of risk-weighted assets, a minimum ratio of 4.0% must be maintained for Tier 1 capital and 8.0% for total capital.


At December 31, 1995, Progressive's capital ratios exceeded the
FRB's minimum regulatory capital guidelines as follows:


								      Risk-Based Capital
			       Leverage Capital                Tier 1                    Total
			      Amount<F1>   Ratio        Amount<F1>   Ratio        Amount<F1>   Ratio

(Dollars in thousands)


Actual                       $67,501        9.08%      $67,501       16.05%      $72,794       17.30%
Minimum requirement           29,731        4.00        16,828        4.00        33,656        8.00
Excess                       $37,770        5.08%      $50,673       12.05%      $39,138        9.30%


<F1>  For all capital amounts, actual capital excludes the Company's consolidated net unrealized gain of $1.1 million (exclusive of a $31,000 unrealized loss on equity securities) on securities available for sale at December 31, 1995. For total risk-based capital, actual capital includes approximately $5.3 million of the allowance for loan losses.


Pawling, as a New York state-chartered stock savings bank, is subject to regulation and supervision by the New York State Banking Department as its chartering agency and by the FDIC as its deposit insurer. FDIC regulations require insured banks, such as Pawling, to maintain minimum levels of capital. The FDIC regulations follow, in substance, the leverage and risk-based capital guidelines adopted by the FRB for bank holding companies.


At December 31, 1995, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:


								      Risk-Based Capital
			       Leverage Capital                Tier 1                    Total
			      Amount<F1>   Ratio        Amount<F1>   Ratio        Amount<F1>   Ratio

(Dollars in thousands)


Actual                       $61,463        8.35%      $61,463       14.78%      $66,698       16.03%
Minimum requirement           29,437        4.00        16,639        4.00        33,278        8.00
Excess                       $32,026        4.35%      $44,824       10.78%      $33,420        8.03%


<F1>  For all capital amounts, actual capital excludes Pawling's net unrealized gain of $1.2 million on securities available for sale at December 31, 1995. For total risk-based capital, actual capital includes approximately $5.2 million of the allowance for loan losses.


During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. The second repurchase plan was completed on September 29, 1995 and consisted of 140,000 shares at a total cost of $3.3 million or $23.84 per share. On October 24, 1995, the Company announced a third plan to repurchase 134,000 shares. At December 31, 1995, 63,000 shares had been purchased under the third plan at a cost of $1.8 million or $28.41 per share. The Company considers its stock to be an attractive investment and believes these programs will increase shareholder value.

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

Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was 3.74% at December 31, 1995. A positive gap exists when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities expected to mature or reprice in a given period. A positive gap may enhance earnings in periods of rising interest rates in that, during such periods, the interest income earned on assets may increase more rapidly than the interest expense paid on liabilities. Conversely, in a falling interest rate environment, a positive gap may result in a decrease in interest income earned on assets that is greater than the decrease in interest expense paid on liabilities. While a positive gap indicates the amount of interest-earning assets which may reprice before interest-bearing liabilities, it does not indicate the extent to which they will reprice. Therefore, at times, a positive gap may not produce higher margins in a rising rate environment.

Due to limitations inherent in the gap analysis, management augments the asset/liability management process by using simulation analysis. Simulation analysis estimates the impact on net interest income of changing the balance sheet structure and/or interest rate environment. This analysis serves as an additional tool in meeting the Company's goal of maintaining relatively stable net interest income in varying rate environments.

The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans and mortgage-backed securities in its portfolio and maintaining a large base of core deposits. The Company has not used synthetic hedging instruments such as interest rate futures, swaps or options.


The following table summarizes the Company's interest rate sensitive assets and liabilities at December 31, 1995 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.


						    Within One         One to Five           Over Five
							  Year               Years               Years                Total

(Dollars in thousands)


Interest-earning assets:
  Mortgage loans:
    Fixed rate                                        $100,025              54,457              27,531              182,013
    Adjustable rate                                    203,856              89,879               4,821              298,556
  Other loans                                           20,392              24,339              14,392               59,123
  U.S. Treasury and agencies,
    corporate and other securities                      26,398              31,369                  --               57,767
  Mortgage-backed securities                            51,040              26,684               7,259               84,983
  Federal funds sold                                    22,970                  --                  --               22,970
    Total interest-earning assets                      424,681             226,728              54,003              705,412
Interest-bearing liabilities:
  Savings accounts                                      22,755              30,340             101,330              154,425
  NOW accounts                                          22,814                  --                  --               22,814
  Money market accounts                                 80,347                  --                  --               80,347
  Time deposits                                        270,992              63,280              13,198              347,470
    Total interest-bearing liabilities                 396,908              93,620             114,528              605,056
Excess (deficiency) of interest-earning assets
  over interest-bearing liabilities                   $ 27,773             133,108             (60,525)
Excess (deficiency) as a percent of total assets          3.74%              17.91%              (8.14%)
Cumulative excess as a percent of total assets            3.74%              21.65%              13.51%


Prepayments and scheduled payments have been estimated for the loan portfolio based on the Company's historical experience.
Certain fixed rate loans are callable at any time at the Company's option. The majority of these loans are immediately callable and therefore are included in the "Within One Year" time period. Adjustable rate mortgage loans are assumed to reprice at the earlier of scheduled maturity or the contractual interest rate adjustment date. Non-accrual loans are included in the table at their original maturities. Savings account repricings are based on the Company's historical repricing experience and management's belief that these accounts are not highly sensitive to changes in interest rates.

Impact of Inflation

The consolidated financial statements and related consolidated financial information presented in this annual report have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

New Accounting Standards

In May 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Various assets are excluded from the scope of SFAS No. 121, including financial instruments which constitute the majority of the Company's assets. For long-lived assets included in the scope of SFAS No. 121, such as premises and equipment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying amount. Measurement of the impairment loss is determined by reducing the carrying amount of the asset to its fair value. Long-lived assets to be disposed of such as other real estate or premises to be sold, are reported at the lower of carrying amount or fair value less costs to sell. The Company will adopt SFAS No. 121 in the first quarter of 1996. Management anticipates the adoption of SFAS No. 121 will not have a material effect on the Company's consolidated financial statements.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. The Company will adopt SFAS No. 122 in the first quarter of 1996. The adoption of SFAS No. 122 will result in increased gains recognized on the sale of mortgage loans when servicing rights are retained, offset by the amortization of the capitalized mortgage servicing rights. Based on the current volume of mortgage loans sold on a servicing retained basis, management does not anticipate the adoption of SFAS No. 122 will have a material effect on the Company's consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options, such as the Company's stock option plans or similar equity instruments. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value based approach set forth in the APB Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to remain with the accounting in APB Opinion No. 25, must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the method currently utilized by the Company (APB Opinion No. 25), compensation expense is determined based upon the option's intrinsic value, or the excess (if any) of the market price of the underlying stock at the measurement date over the amount the employee is required to pay. Under the fair value based method introduced by SFAS No. 123, compensation expense is based on the option's estimated fair value at the grant date and is generally recognized over the vesting period. Management anticipates that it will elect to measure stock-based compensation costs in accordance with APB Opinion No. 25 and will adopt the pro forma disclosure requirements of SFAS No. 123 in 1996.

Report of Management

The accompanying consolidated financial statements of Progressive Bank, Inc. and subsidiary are the responsibility of and have been prepared by management in conformity with generally accepted accounting principles. These statements necessarily include some amounts that are based on best judgments and estimates. Other financial information in the annual report is consistent with that in the consolidated financial statements.

Management is responsible for maintaining a system of internal accounting control. The purpose of the system is to provide reasonable assurance that transactions are recorded in accordance with management's authorization, that assets are safeguarded against loss or unauthorized use, and that underlying financial records support the preparation of financial statements. The system includes written policies and procedures, selection of qualified personnel, appropriate segregation of responsibilities, and the ongoing internal audit function.

The independent auditors conduct an annual audit of the Company's consolidated financial statements to enable them to express an opinion as to the fair presentation of the statements. In connection with the audit, the independent auditors consider the internal control structure, to the extent they consider necessary to determine the nature, timing and extent of their auditing procedures. The independent auditors also prepare recommendations regarding internal controls and other accounting and financial related matters. The implementation of these recommendations by management is monitored directly by the Audit Committee of the Board of Directors.

(signature)                            (signature)
Peter Van Kleeck                       Robert Gabrielsen
President and CEO                      Treasurer and CFO

Independent Auditors' Report

The Board of Directors and Shareholders
Progressive Bank, Inc.:

We have audited the accompanying consolidated balance sheets of Progressive Bank, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Bank, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in notes 1, 2, 8 and 11 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and the cost of postretirement benefits in 1993, and its method of accounting for certain securities in 1994, to adopt the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards Nos. 109 "Accounting for Income Taxes," 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" and 115 "Accounting for Certain Investments in Debt and Equity Securities," respectively.

(signature)
Albany, New York
January 19, 1996


Consolidated Balance Sheets


(In thousands, except shares and per share amounts)

												    December 31,
												 1995        1994


Assets
  Cash and due from banks (note 9)                                                           $ 14,923      14,054
  Federal funds sold                                                                           22,970      57,700
  Securities (note 2):
    Available for sale, at fair value                                                         106,901      43,916
    Held to maturity (fair value of $40,386 in 1995 and $81,172 in 1994)                       40,148      83,764
      Total securities                                                                        147,049     127,680
  Loans, net (note 3):
    Mortgage loans                                                                            480,569     425,397
    Other loans                                                                                59,123      57,920
    Allowance for loan losses                                                                  (8,033)     (9,402)
    Net deferred loan origination costs (fees)                                                     55        (836)
      Total loans, net                                                                        531,714     473,079
  Accrued interest receivable                                                                   5,029       4,208
  Other real estate, net (note 4)                                                                 405       2,265
  Premises and equipment, net (note 5)                                                          9,673       8,091
  Deferred income taxes, net (note 8)                                                           5,223       6,333
  Other assets (notes 11 and 12)                                                                6,228       2,882
    Total assets                                                                             $743,214     696,292

Liabilities and Shareholders' Equity
  Liabilities:
    Savings and time deposits (note 6)                                                       $605,056     577,935
    Demand deposits                                                                            51,956      46,394
    Accrued expenses and other liabilities (note 11)                                           17,544       6,023
      Total liabilities                                                                       674,556     630,352
 Commitments and contingencies (note 12)
 Shareholders' equity (notes 8, 9 and 10):
   Preferred stock ($1.00 par value; 5,000,000 shares authorized; none issued)                    --          --
   Common stock ($1.00 par value; 15,000,000 shares authorized; 2,951,974 shares issued)       2,952       2,952
   Paid-in capital                                                                            27,355      27,355
   Retained earnings                                                                          44,880      40,165
   Treasury stock, at cost (323,705 shares in 1995 and 205,090 shares in 1994)                (7,655)     (4,310)
   Net unrealized gain (loss) on securities available for sale, net of taxes (note 2)          1,126        (222)
     Total shareholders' equity                                                               68,658      65,940
     Total liabilities and shareholders' equity                                             $743,214     696,292

See accompanying notes to consolidated financial statements.



Consolidated Statements of Income


(In thousands, except per share amounts)

											       For the Years Ended December 31,
												 1995        1994        1993


Interest and dividend income:
  Mortgage loans                                                                              $39,123      34,607      33,694
  Other loans                                                                                   5,683       5,239       4,861
  Securities                                                                                    8,637       9,389      11,195
  Federal funds sold and other                                                                  2,058       1,012         531
    Total interest and dividend income                                                         55,501      50,247      50,281
Interest on deposits (note 6)                                                                  27,692      21,177      21,237
    Net interest income                                                                        27,809      29,070      29,044
Provision for loan losses (note 3)                                                                600       1,500       2,000
   Net interest income after provision for loan losses                                         27,209      27,570      27,044
Other income:
  Deposit service fees                                                                          2,084       1,875       1,978
  Other service fees                                                                              620         644         738
  Net gain (loss) on securities (note 2)                                                          349      (1,019)        184
  Net gain (loss) on sale of loans (note 3)                                                       203      (1,455)        169
  Other non-interest income                                                                        50         111          41
    Total other income                                                                          3,306         156       3,110
    Net interest and other income                                                              30,515      27,726      30,154
Other expense:
  Salaries and employee benefits                                                                9,052       8,935       8,700
  Occupancy and equipment                                                                       2,352       2,270       2,391
  Net cost of other real estate (note 4)                                                          355       2,000       3,759
  FDIC deposit insurance                                                                          721       1,374       1,520
  Other non-interest expense (note 7)                                                           6,799       6,105       5,449
    Total other expense                                                                        19,279      20,684      21,819
    Income before income taxes and cumulative effect
      of changes in accounting principles                                                      11,236       7,042       8,335
Income tax expense (benefit) (note 8)                                                           4,450        (628)        911
    Income before cumulative effect of changes in accounting principles                         6,786       7,670       7,424
Cumulative effect at January 1, 1993 of changes in accounting principles:
    Income taxes (note 8)                                                                          --          --         709
    Postretirement benefits, net of related income taxes (note 11)                                 --          --      (1,072)
   Total                                                                                           --          --        (363)
Net income                                                                                    $ 6,786       7,670       7,061
Net income per common share:
    Income before cumulative effect of changes in accounting principles                       $  2.50        2.66        2.53
    Cumulative effect of changes in accounting principles                                          --          --       (0.12)
    Net income                                                                                $  2.50        2.66        2.41
Weighted average common shares outstanding                                                      2,713       2,879       2,932

See accompanying notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity


(In thousands, except shares and per share amounts)

				      Common Stock
											Net Unrealized
				     Shares               Paid-in   Retained  Treasury     Gain (Loss)
				Outstanding     Amount    Capital   Earnings     Stock   on Securities         Total


Balance at December 31, 1992      2,925,174     $2,952     27,355     27,445      (412)             --        57,340
Net income                                          --         --      7,061        --              --         7,061
Cash dividends declared
  ($0.15 per share)                                 --         --       (440)       --              --          (440)
Stock options exercised              28,800         --         --       (318)      448              --           130
Purchases of treasury stock         (15,400)        --         --         --      (270)             --          (270)
Balance at December 31, 1993      2,938,574      2,952     27,355     33,748      (234)             --        63,821
Net income                                          --         --      7,670        --              --         7,670
Cash dividends declared
  ($0.375 per share)                                --         --     (1,085)       --              --        (1,085)
Stock options exercised              12,310         --         --       (168)      231              --            63
Purchases of treasury stock        (204,000)        --         --         --    (4,307)             --        (4,307)
Net unrealized gain (loss) on
  securities available for sale,
  net of taxes:
    As of January 1, 1994                           --         --         --        --           2,165         2,165
    Net change during the year                      --         --         --        --          (2,387)       (2,387)
Balance at December 31, 1994      2,746,884      2,952     27,355     40,165    (4,310)           (222)       65,940
Net income                                          --         --      6,786        --              --         6,786
Cash dividends declared
 ($0.65 per share)                                  --         --     (1,766)       --              --        (1,766)
Stock options exercised              27,385         --         --       (305)      593              --           288
Purchases of treasury stock        (146,000)        --         --         --    (3,938)             --        (3,938)
Net change in unrealized gain
  (loss) on securities available
  for sale, net of taxes                            --         --         --        --           1,348         1,348
Balance at December 31, 1995      2,628,269     $2,952     27,355     44,880    (7,655)          1,126        68,658

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows


(In thousands)

											   For the Years Ended December 31,

											  1995          1994           1993


Operating activities:
  Net income                                                                           $ 6,786          7,670         7,061
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                              600          1,500         2,000
    Depreciation expense                                                                   850            693         1,074
    Deferred income tax provision (benefit)                                                150         (1,781)       (2,191)
    Provision for losses on other real estate                                              325          1,250         2,500
    Gain on sales of other real estate                                                    (346)          (687)       (1,151)
    Net (gain) loss on securities and loans                                               (552)         2,474          (353)
    Amortization of net deferred loan origination fees                                    (494)          (817)         (764)
    Amortization of net premiums on securities                                              37            607         1,639
    Net increase (decrease) in accrued interest receivable                                (821)           378           831
    Net change in income tax payables and receivables                                    3,791         (3,550)         (727)
    Cumulative effect of changes in accounting principles, net                              --             --           363
    Other, net                                                                          (2,398)         1,553           831
       Net cash provided by operating activities                                         7,928          9,290        11,113
Investing activities:
  Purchases of securities:
    Securities available for sale                                                      (28,787)       (15,183)      (23,628)
    Securities held to maturity                                                        (14,208)       (48,084)           --
    Securities held for investment                                                          --             --       (34,600)
  Proceeds from principal payments, maturities and calls of securities:
    Securities available for sale                                                       18,529         38,085         2,252
    Securities held to maturity                                                         12,949         14,292            --
    Securities held for investment                                                          --             --        90,381
  Proceeds from sales of securities available for sale                                   1,459         33,633         1,475
  Disbursements for loan originations, net of principal collections                    (71,057)       (92,618)      (72,457)
  Proceeds from sales of loans                                                          12,462         48,487        11,704
  Purchases of premises and equipment                                                   (2,432)        (3,715)         (186)
  Proceeds from sales of other real estate                                               2,029          4,867         3,995
      Net cash used in investing activities                                            (69,056)       (20,236)      (21,064)
Financing activities:
  Net increase (decrease) in time deposits                                              38,801         35,097       (12,810)
  Net increase (decrease) in other deposits                                             (6,118)        27,139        17,583
  Cash dividends paid on common stock                                                   (1,766)        (1,085)         (440)
  Net proceeds on issuance of common stock                                                 288             63           130
  Purchases of treasury stock                                                           (3,938)        (4,307)         (270)
    Net cash provided by financing activities                                           27,267         56,907         4,193
Net increase (decrease) in cash and cash equivalents                                   (33,861)        45,961        (5,758)
Cash and cash equivalents at beginning of year                                          71,754         25,793        31,551
Cash and cash equivalents at end of year                                               $37,893         71,754        25,793
Supplemental data:
  Interest paid                                                                        $27,461         19,281        21,237
  Income taxes paid, net of refunds received                                               508          4,665         3,513
  Loans transferred to other real estate                                                 1,215          3,035         6,407
  Loans originated to finance sales of other real estate                                 1,308          2,708         6,170
  Transfer of securities to available for sale upon the adoption of SFAS No. 115            --        102,057            --
  Amortized cost of securities transferred from held to maturity to available
    for sale upon the adoption of the FASB's "Special Report" on SFAS No. 115           44,891             --            --

See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

Progressive Bank, Inc. ("Progressive") is a bank holding company whose sole subsidiary is Pawling Savings Bank ("Pawling"). Collectively, these entities are referred to herein as the "Company." Pawling is a New York state-chartered stock savings bank providing a full range of community banking services to individual and corporate customers. Progressive and Pawling are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory authorities.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to near-term change include the allowances for losses on loans and other real estate, and the valuation allowance for deferred tax assets. The Company's accounting policies with respect to these estimates are discussed below.

The consolidated financial statements include the accounts of Progressive and Pawling. All significant intercompany accounts and transactions are eliminated in consolidation.

For purposes of reporting cash flows, cash equivalents are defined as Federal funds sold and other highly liquid instruments with an original term of three months or less.

Reclassifications are made whenever necessary to conform to the current year's presentation.

Securities

Effective January 1, 1994, the Company changed its method of accounting for securities, upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, securities are classified as held to maturity securities, trading securities, or available for sale securities. Securities held to maturity are limited to debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available for sale.

Held to maturity securities are carried at amortized cost under SFAS No. 115, which is the same basis of accounting previously used by the Company for its debt securities held for investment. Available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of taxes). Prior to the adoption of SFAS No. 115, available for sale securities were carried at the lower of cost or fair value in the aggregate, with net unrealized losses (if any) reported in earnings. The Company has no trading securities.

Non-marketable equity securities (principally stock of the Federal Home Loan
Bank) are included in the securities available for sale at cost as there is no readily available market value.

Premiums and discounts on debt securities are recognized as adjustments to interest income. Realized gains and losses on sales of securities are determined using the specific identification method. Unrealized losses on held to maturity and available for sale securities are charged to earnings when the decline in fair value of a security is judged to be other than temporary.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of the known and inherent risks in the portfolio, past loan loss experience, estimated value of underlying collateral, and current and prospective economic conditions. The allowance is increased by provisions for loan losses charged to operations. Loan losses and recoveries of loans previously written-off are charged or credited to the allowance as incurred or realized, respectively.

Effective January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and its amendment, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income
Recognition and Disclosures." These statements prescribe recognition criteria for loan impairment, generally relating to commercial and construction loans and measurement methods for impaired loans and all loans whose terms are modified in trouble debt restructuring subsequent to the adoption of these statements. A loan is considered to be impaired when, based on current information and events, it is probable that the lender will be unable to collect all principal and interest contractually due according to the original contractual terms of the loan agreement. The Company generally considers impaired loans to be commercial and construction non-accrual loans and loans restructured since January 1, 1995.

SFAS No. 114 requires lenders to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. Generally, the Bank's impaired loans are considered to be collateral dependent. The Company considers estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if the costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. An allowance for loan losses is maintained if the measurement of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

Interest and Fees on Loans

Interest income is accrued monthly on outstanding loan principal balances unless management considers collection to be uncertain (generally, when principal or interest payments are ninety days or more past due). When loans are placed on non-accrual status, previously accrued but unpaid interest is reversed by charging interest income of the current period. Loans are returned to accrual status when collectibility is no longer considered uncertain.

Loan origination fees and certain direct loan origination costs are deferred. The net fee or cost is amortized to interest income, using the level yield method, over the contractual loan term. Amortization ceases when loans are placed on non-accrual status and resumes when loans are returned to accrual status.

Other Real Estate

Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure and properties securing loans classified as in-substance foreclosures. A property is initially recorded at the lower of the recorded investment in the loan or the fair value of the property, with any resulting write-down charged to the allowance for loan losses. Thereafter, an allowance for losses on other real estate is established if the cost of a property exceeds its current fair value less estimated sales costs. Fair value estimates are based on recent appraisals and other available information.

The Company adopted SFAS No. 114, effective January 1, 1995, which makes significant changes to existing accounting principles applicable to in-substance foreclosures. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114, in-substance foreclosed properties included those properties where the borrower had little or no equity in the property considering its fair value; where repayment was only to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

Holding costs on properties ready for sale are included in current operations, while costs that improve such properties are capitalized.

Gains on sales of other real estate are credited to income and losses are charged against the allowance for losses on other real estate. Gain or loss is recognized upon disposition of the property and the transfer of the risks and rewards of ownership.

Premises and Equipment

Land is carried at cost. Buildings, furniture and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repair costs are charged to operating expenses as incurred, while costs of significant renewals and betterments are capitalized.

Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes upon adoption of SFAS No. 109, "Accounting for Income Taxes," and reported the cumulative effect of the accounting change in the 1993 consolidated statement of income. Under the asset and liability method required by SFAS No. 109, deferred taxes are recognized for the estimated future tax effects attributable to "temporary differences" and tax loss carryforwards. Temporary differences are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Under SFAS No. 109, a deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions and for all unused tax loss carryforwards, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date of the change.

Postretirement Benefits

Effective January 1, 1993, the Company changed its method of accounting for postretirement benefits upon adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and reported the cumulative effect of the accounting change in the 1993 consolidated statement of income. Under SFAS No. 106, the cost of postretirement benefits is recognized on an accrual basis as such benefits are earned by active employees.

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of shares outstanding during each period, adjusted for the effect of common stock equivalents when such adjustment results in a significant dilution of the per share data.

2. Securities



A summary of the Company's securities at December 31 follows:

                                                                             Gross               Gross
                                                      Amortized         Unrealized          Unrealized                  Fair
1995                                                       Cost              Gains              Losses                 Value

(In thousands)


Securities available for sale:
  Debt securities:
    United States Treasury and agencies                $ 47,458                415                (10)                47,863
    Mortgage-backed securities                           43,462              1,373                 --                 44,835
    Corporate and other                                   9,704                200                 --                  9,904
      Total debt securities                             100,624              1,988                (10)               102,602
  Equity securities                                       4,351                 10                (62)                 4,299
      Total securities available for sale               104,975              1,998                (72)               106,901
Securities held to maturity:
  Mortgage-backed securities                             40,148                276                (38)                40,386
    Total securities                                   $145,123              2,274               (110)               147,287

1994

Securities available for sale:
  Debt securities:
    United States Treasury and agencies                $ 29,116                 58               (530)                28,644
    Corporate and other                                  12,849                 77                (75)                12,851
      Total debt securities                              41,965                135               (605)                41,495
  Equity securities                                       2,333                177                (89)                 2,421
      Total securities available for sale                44,298                312               (694)                43,916
Securities held to maturity:
  Mortgage-backed securities                             83,764                172             (2,764)                81,172
      Total securities                                 $128,062                484             (3,458)               125,088


Equity securities at December 31, 1995 and 1994 include Federal Home Loan Bank stock with a cost basis of $4.0 million and $891,000, respectively.

In November 1995, the Financial Accounting Standards Board released its
Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report contained a unique provision that allowed entities to, as of a single date between November 15, 1995 and December 31, 1995, reassess the appropriateness of the classification of all securities held at that time. On November 30, 1995, as permitted by the Special Report, the Company made a one-time transfer of certain adjustable rate mortgage-backed securities with an amortized cost of $44.9 million and a fair value of $46.3 million, to the available for sale portfolio from held to maturity. The transfer was made primarily to enhance liquidity and provide greater flexibility in managing the Company's securities.

The Company's mortgage-backed securities are pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Mortgage-backed securities held to maturity at December 31, 1995 and 1994 consisted of (i) FHLMC certificates with an amortized cost of $21.9 million and $44.1 million, respectively, and (ii) FNMA certificates with an amortized cost of $18.2 million and $39.6 million, respectively. At December 31, 1995, mortgage-backed securities held to maturity are principally five- and seven-year balloon payment securities. Mortgage-backed securities available for sale at December 31, 1995 are adjustable rate securities consisting of
(i) FHLMC certificates with a fair value of $17.8 million, and (ii) FNMA certificates with a fair value of $27.1 million.


The following is a summary of the amortized cost and fair value of debt securities available for sale (other than mortgage-backed securities) at December 31, 1995, by remaining term to contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.


Remaining Term to Contractual Maturity

                                        Amortized          Fair
                                             Cost         Value

(In thousands)


One year or less                          $23,414        23,093
More than one year to five years           33,748        34,674
  Total                                   $57,162        57,767


The net gain (loss) on the sale of securities available for sale includes gross realized gains and gross realized losses applicable to available for sale securities of approximately $379,000 and $30,000, respectively, in 1995 and $300,000 and $1.3 million, respectively, in 1994 and $197,000 and $13,000, respectively, in 1993.

3. Loans

Loans at December 31 consist of the following:

                                                     1995           1994

(In thousands)


Mortgage loans:
  Residential properties:
    One-to-four family dwellings                 $370,591        322,477
    Five or more dwelling units                    25,354         23,651
  Commercial properties                            73,851         66,410
  Construction and land                            10,773         12,859
                                                  480,569        425,397
Other loans:
  Automobile financing                             21,936         25,146
  Mobile home                                      22,885         20,425
  Consumer installment                              2,621          3,067
  Business installment                              6,284          4,277
  Other                                             5,397          5,005
                                                   59,123         57,920
    Total loans                                   539,692        483,317
  Allowance for loan losses                        (8,033)        (9,402)
  Net deferred loan origination costs (fees)           55           (836)
    Total loans, net                             $531,714        473,079


Mortgage loans are comprised of adjustable rate loans of $298.6 million and fixed rate loans of $182.0 million at December 31, 1995 ($223.4 million and $202.0 million, respectively, at December 31, 1994). Residential mortgage loans include home equity loans of $32.2 million and $28.7 million at December 31, 1995 and 1994, respectively. Construction loans are net of the unadvanced portion of such loans of $16.6 million and $15.3 million at December 31, 1995 and 1994, respectively.


The following loans were on non-accrual status at December 31:


                                         1995          1994          1993
(In thousands)


Mortgage loans:
  Residential properties               $2,407         1,593         4,008
  Commercial properties                 2,591         3,009         5,457
  Construction and land                   593         2,736         2,028
    Total                              $5,591         7,338        11,493


The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.5 million, $1.8 million and $4.1 million at December 31, 1995, 1994 and 1993, respectively. There were no commitments to lend additional funds to borrowers with restructured loans at December 31, 1995.

If interest payments on non-accrual and restructured loans at December 31 had been made during the respective years in accordance with the original contractual loan terms, additional interest income of approximately $489,000, $1.0 million and $1.5 million would have been recognized in 1995, 1994 and 1993, respectively.

The Company originates loans primarily in the New York counties of Dutchess, Sullivan, Orange, Putnam, Ulster and Westchester. In 1993, the Company began originating loans in the Connecticut counties of Fairfield, Hartford, New Haven and Litchfield. The ability of borrowers to make principal and interest payments in the future will depend upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's lending region.


Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:


                                          1995             1994            1993

(In thousands)


Balance at beginning of year           $ 9,402           13,920          15,161
Provision charged to operations            600            1,500           2,000
                                        10,002           15,420          17,161
Loans charged-off:
 Mortgage loans:
  Residential                             (376)          (1,259)           (812)
  Commercial                              (593)          (4,391)         (1,078)
  Construction and land                 (1,166)            (275)         (1,304)
 Other loans:
  Consumer                                (219)            (235)           (257)
  Commercial                               (30)             (57)            (28)
   Total charge-offs                    (2,384)          (6,217)         (3,479)
Recoveries:
 Mortgage loans:
  Residential                               84               12              48
  Commercial                                80               28             110
  Construction and land                    189               37              10
 Other loans:
  Consumer                                  56               71              49
  Commercial                                 6               51              21
   Total recoveries                        415              199             238
Net charge-offs                         (1,969)          (6,018)         (3,241)
Balance at end of year                 $ 8,033            9,402          13,920


In 1994, the Company completed bulk sales of (i) non-performing mortgage loans of $3.4 million and (ii) performing mortgage loans of $4.8 million with relatively high credit risk. The net sales proceeds totaled $4.3 million, resulting in losses of $3.9 million which were charged against the allowance for loan losses. There were no bulk sales in 1995 or 1993.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and its amendment, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures."

The adoption of these statements did not have a significant effect on the Company's consolidated financial statements. At December 31, 1995, the Company's recorded investment in impaired commercial mortgage and construction loans totaled $3.2 million. The total impaired loans consist of
(i) loans of $674,000 for which there was an allowance for loan losses of $110,000 determined in accordance with SFAS No. 114 and (ii) loans of $2.5 million for which there was no allowance determined under SFAS No. 114 due to the adequacy of related collateral and historical charge-offs associated with these loans. The average recorded investment in impaired loans was $5.1 million for 1995. Interest income on impaired loans is recognized on a cash basis and was not significant for the year ended December 31, 1995.

Certain mortgage loans originated by the Company have been sold without recourse in the secondary market. The net realized gain (loss) on these sales was $203,000, ($1.5) million and $169,000 in 1995, 1994 and 1993, respectively. The net loss in 1994 primarily reflects the sale of seasoned fixed rate mortgages. Other realized gains and losses during the three-year period relate to the Company's current practice of selling newly originated fixed rate mortgage loans. At December 31, 1995, mortgage loans held for sale had a cost basis of $891,000 which approximated fair value. There were no mortgage loans held for sale at December 31, 1994.

The Company generally retains the servicing rights on loans sold. The principal balances of loans serviced for others, which are not included in the consolidated balance sheets, were $58.0 million and $49.1 million at December 31, 1995 and 1994, respectively.

In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. The Company will adopt SFAS No. 122 in the first quarter of 1996. The adoption of SFAS No. 122 will result in increased gains recognized on the sale of mortgage loans when servicing rights are retained, offset by the amortization of the capitalized mortgage servicing rights. Based on the current volume of mortgage loans sold on a servicing retained basis, management does not anticipate the adoption of SFAS No. 122 will have a material effect on the Company's consolidated financial statements.

4. Other Real Estate


Other real estate consisted of the following properties at December 31:


                                        1995          1994

(In thousands)


Residential properties                  $160           798
Commercial properties                    296         1,080
Construction and land                    152           858
                                         608         2,736
Allowance for losses                    (203)         (471)
  Total other real estate, net          $405         2,265



Activity in the allowance for losses is summarized as follows for the years ended December 31:


                                                                 1995          1994          1993

(In thousands)


Balance at beginning of year                                     $471         1,047           360
Provision charged to net cost of other real estate                325         1,250         2,500
Charge-offs for realized losses                                  (593)       (1,826)       (1,813)
Balance at end of year                                           $203           471         1,047



The components of the net cost of other real estate were as follows for the years ended December 31:


                                          1995          1994          1993

(In thousands)


Provision for losses                      $325         1,250         2,500
Net holding costs                          376         1,437         2,410
Gain on sales of properties               (346)         (687)       (1,151)
  Net cost of other real estate           $355         2,000         3,759


5. Premises and Equipment


Premises and equipment consisted of the following at December 31:


                                                    1995       1994

(In thousands)


Land                                             $   752        752
Buildings                                          9,936      8,652
Furniture and equipment                            6,909      5,803
                                                  17,597     15,207
Less accumulated depreciation                      7,924      7,116
  Total premises and equipment, net              $ 9,673      8,091


In May 1995, the FASB issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Various assets are excluded from the scope of SFAS No. 121, including financial instruments which constitute the majority of the Company's assets. For long-lived assets included in the scope of SFAS No. 121, such as premises and equipment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying amount. Measurement of the impairment loss is determined by reducing the carrying amount of the asset to its fair value. Long-lived assets to be disposed of such as other real estate or premises to be sold, are reported at the lower of carrying amount or fair value less costs to sell. The Company will adopt SFAS No. 121 in the first quarter of 1996. Management anticipates the adoption of SFAS No. 121 will not have a material effect on the Company's consolidated financial statements.

6. Savings and Time Deposits


The following is an analysis of savings and time deposits at December 31:


                                                                          1995                                    1994
                                                                                  Weighted                                Weighted
                                                                  Amount      Average Rate                Amount      Average Rate

(Dollars in thousands)


NOW accounts                                                    $ 22,814              1.99%             $ 29,066              1.99%
Savings accounts                                                 154,425              3.54               210,849              3.64
Money market accounts                                             80,347              5.26                29,351              4.91
Time deposits                                                    347,470              5.70               308,669              4.86
  Total savings and time deposits                               $605,056              4.95%             $577,935              4.27%



The following is a summary of time deposits by remaining term to contractual maturity at December 31:


                                                             1995                        1994
Remaining Term to Contractual Maturity              Amount        Rate           Amount        Rate

(Dollars in thousands)


Six months or less                                $186,438        5.67%        $138,493        4.33%
More than six months to one year                    84,554        5.54           84,653        4.96
More than one year to two years                     42,027        5.88           41,762        5.40
More than two years to three years                  10,810        5.62           16,347        5.83
More than three years to five years                 10,443        5.99           13,938        5.68
More than five years                                13,198        6.29           13,476        6.02
 Total time deposits                              $347,470        5.70%        $308,669        4.86%


Time deposits issued in amounts of $100,000 or more amounted to approximately $50.3 million and $45.3 million at December 31, 1995 and 1994, respectively. Interest expense on time deposits over $100,000 amounted to approximately $2.7 million, $2.3 million and $3.0 million in 1995, 1994 and 1993, respectively.


Interest expense for the years ended December 31 is summarized as follows:

                                    1995       1994           1993

(In thousands)



NOW accounts                     $   511        638            832
Savings accounts                   6,265      7,386          5,670
Money market accounts              2,460        862          1,133
Time deposits                     18,456     12,291         13,602
  Total interest on deposits     $27,692     21,177         21,237


7. Other Non-Interest Expense


The components of other non-interest expense for the years ended December 31 are as follows:


                                                                  1995          1994          1993

(In thousands)


Professional and outside service fees                           $1,553         1,564         1,420
Printing, postage, telephone and office supplies                 1,283         1,229         1,218
Provision for probable losses of Federal funds
  sold to a correspondent (note 12)                              1,000            --            --
Foreclosure and collection expense                                 411         1,042           995
Data processing                                                    612           611           536
Other                                                            1,940         1,659         1,280
    Total                                                       $6,799         6,105         5,449


8. Income Taxes

As discussed in note 1, the Company adopted SFAS No. 109 effective January 1, 1993. The cumulative effect of the accounting change, in the amount of $709,000, has been reported as a separate credit to earnings in the 1993 consolidated statement of income.


The components of income tax expense (benefit) are summarized as follows for the years ended December 31:


                                                                       1995         1994          1993

(In thousands)


Current:
  Federal                                                              $3,191          865         2,191
  State                                                                 1,109          288           911
                                                                        4,300        1,153         3,102
Deferred:
  Federal                                                                 243        1,243           367
  State                                                                    81          478            --
  Reductions in the valuation allowance for deferred tax assets          (174)      (3,502)       (2,558)
                                                                          150       (1,781)       (2,191)
    Total income tax expense (benefit)                                 $4,450         (628)          911



The following is a reconciliation of the expected income tax expense and the actual income tax expense (benefit). The expected income taxes have been computed by applying the applicable statutory Federal tax rate of 34.0% to income before income taxes and cumulative effect of changes in accounting principles.


                                                                           1995          1994          1993

(In thousands)


Income tax at applicable Federal statutory rate                          $3,820         2,394         2,834
Increase (decrease) in income tax expense resulting from:
  Reductions in the valuation allowance for deferred tax assets            (174)       (3,502)       (2,558)
  State income taxes, net of Federal tax effect                             804           506           601
  Other                                                                      --           (26)           34
    Actual income tax expense (benefit)                                  $4,450          (628)          911


The valuation allowance applicable to the Company's Federal deferred tax asset was reduced by $174,000 in 1995 primarily due to the utilization of the capital loss carryforwards during the year.

The valuation allowance applicable to the Company's Federal deferred tax asset was reduced by $1.3 million in 1994 and $2.6 million in 1993 commensurate with the increases during those years in Federal income taxes recoverable by loss carryback. In addition, the valuation allowance applicable to the Company's state deferred tax asset was reduced by $2.2 million in the fourth quarter of 1994. This latter reduction was based on management's reevaluation of the Company's prospects for future earnings considering factors such as (i) the reduction in non-performing assets and other higher-risk assets primarily attributable to the bulk sales in the fourth quarter of 1994, (ii) the reduction in interest rate risk attributable to the sale of primarily lower yielding fixed rate loans and securities in the fourth quarter of 1994, and (iii) the sustained level of recent historical pre-tax earnings, including the achievement of three consecutive years of consistent profitability. The state deferred tax asset has been recognized on the basis of expected earnings in future years, as the New York State tax law does not allow net operating loss carrybacks or carryforwards.

The Company's deferred tax assets were $5.2 million at December 31, 1995, net of a remaining valuation allowance of $88,000. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.


The tax effect of temporary differences that give rise to the Company's deferred tax assets and deferred tax liabilities at December 31 are as follows:


                                                                                          1995           1994

(In thousands)


Deferred tax assets:
  Allowance for loan losses                                                             $3,309          3,873
  Allowance for other real estate losses                                                    84            194
  Net deferred loan origination fees                                                     1,037          1,317
  Accrued postretirement benefits                                                          909            896
  Other deductible temporary differences and unused capital loss carryforward            1,542          1,062
    Total gross deferred tax assets                                                      6,881          7,342
    Less valuation allowance                                                                88            262
    Deferred tax assets, net of valuation allowance                                      6,793          7,080
Deferred tax liabilities:
  Excess of tax over book accumulated depreciation on premises and equipment               142            171
  Other taxable temporary differences                                                      628            736
    Total gross deferred tax liabilities                                                   770            907
    Net deferred tax assets                                                              6,023          6,173
    Net deferred tax (liability) asset associated with net unrealized (gain)
      loss on securities available for sale                                               (800)           160
    Net deferred tax assets                                                             $5,223          6,333


If certain definition tests and other conditions are met, Pawling is allowed a special bad debt deduction in determining its taxable income, based upon either specified experience formulas or a percentage of taxable income (currently 8.0% for Federal income tax purposes). For income tax purposes, bad debt reserves are maintained equal to the excess of tax bad debt deductions over actual losses. At December 31, 1995, Pawling's tax bad debt reserves were $9.4 million, including $8.8 million for which deferred tax liabilities have not been recognized since the Company does not expect that these reserves will become taxable in the foreseeable future. Events that would result in taxation of these reserves include (i) reductions in the reserves for purposes other than tax bad debt losses (including reductions for certain distributions to shareholders) and (ii) failure to maintain a minimum 60.0% ratio of qualifying assets to total assets for tax purposes. The unrecognized deferred tax liability applicable to the tax bad debt reserves was $3.7 million at December 31, 1995.

9. Regulatory Matters

Capital Requirements

Under the minimum leverage capital regulations of the Federal Deposit Insurance Corporation (the "FDIC"), most banks are required to maintain a ratio of Tier 1 capital to total assets of between 4.0% and 5.0%. At December 31, 1995, Pawling had a Tier 1 capital ratio of approximately 8.35% of total assets, thereby satisfying the minimum leverage capital requirement.

The FDIC regulations also require ratios of Tier 1 capital and total capital to risk-weighted assets of at least 4.0% and 8.0%, respectively. Risk-weighted assets are calculated by assigning assets (and credit-equivalent amounts for certain off-balance sheet items) to one of four broad risk-weight categories. The amount of risk-weighted assets is determined by applying a specified percentage (0%, 20%, 50% or 100%, depending on the level of credit risk) to the amounts assigned to each category. Pawling satisfied these capital requirements at December 31, 1995 with a Tier 1 capital ratio of approximately 14.78% of risk-weighted assets and a total capital ratio of approximately 16.03% of risk-weighted assets.

Progressive is subject to the leverage capital and risk-based capital guidelines of the Federal Reserve Board (the "FRB"), which are similar to the FDIC requirements. Progressive complied with the FRB guidelines at December 31, 1995 with a leverage capital ratio of approximately 9.08% of total assets, a Tier 1 capital ratio of approximately 16.05% of risk-weighted assets, and a total capital ratio of approximately 17.30% of risk-weighted assets.

Dividend Restrictions

Dividend payments by Progressive must be within certain guidelines of the FRB which provide, among other things, that dividends generally should be paid only from current earnings. Pawling's ability to pay dividends to Progressive is also subject to various restrictions. Under New York State Banking Law, dividends may be declared and paid only from Pawling's net profits, as defined. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profit for the year plus the retained net profits of the preceding two years. At December 31, 1995, Pawling's retained net profits available for dividends of the preceding two years were $8.7 million.

Reserve Requirements

Pawling is required to maintain reserves (primarily in the form of cash on hand and Federal Reserve Bank balances) with respect to certain types of deposit liabilities. Reserves maintained at December 31, 1995 and 1994 were $2.8 million and $2.1 million, respectively.

10. Stock Option Plans

The Company has established stock option plans for certain of its employees and directors. Under the plans, the option exercise price may not be less than the fair market value of the common stock at the date of the grant.

Options under the employees' incentive stock option plan are generally exercisable any time within ten years of the date of grant. In 1995, 73,166 shares were granted of which 14,000 vest in 1996 and 17,000 in 1997. Unexercised options automatically expire 90 days from the date of termination of an employee's continuous employment by the Company. At December 31, 1995, options for the purchase of 65,191 shares were exercisable under this plan at a weighted average exercise price of $22.15 per share.

During 1992, the Company adopted a new non- qualified stock option plan for directors. All outstanding options granted under the prior stock option plan for directors were canceled. A second non-qualified directors' option plan was adopted in 1993 and was approved by the shareholders in 1994. Pursuant to the plans, which have ten-year terms, options vest and become fully exercisable six months after the date of grant. At December 31, 1995, options for the purchase of 77,500 shares were exercisable under these plans at a weighted average exercise price of $14.21 per share.


Option activity during 1995, 1994 and 1993 was as follows:


                                                          Employees' Plan                       Directors' Plans
                                                                      Option Price                        Option Price
                                                    Shares               Per Share         Shares            Per Share


Outstanding at December 31, 1992                     66,760          $2.88 - $22.50        38,400               $10.50
  Granted                                                --                      --        48,000                16.50
  Exercised                                         (28,300)            3.63 - 5.75          (500)               10.50
  Cancelled                                          (1,000)                  22.50        (3,200)               10.50
Outstanding at December 31, 1993                     37,460            2.88 - 22.50        82,700        10.50 - 16.50
  Granted                                            17,660           17.75 - 19.25            --                   --
  Exercised                                         (11,810)            3.75 - 5.75          (500)               16.50
Outstanding at December 31, 1994                     43,310            2.88 - 22.50        82,200        10.50 - 16.50
  Granted                                            73,166           23.63 - 28.00         3,200                18.75
  Exercised                                         (19,485)           2.88 - 23.63        (7,900)       10.50 - 16.50
  Cancelled                                            (800)                   4.25            --                   --
Outstanding at December 31, 1995                     96,191          $3.25 - $28.00        77,500      $10.50 - $18.75


At December 31, 1995, shares available for future grant totaled 50,584 for the employees' plan and 38,600 for the directors' plans.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options, such as the Company's stock option plans or similar equity instruments. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value based approach set forth in the APB Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to remain with the accounting in APB Opinion No. 25, must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the method currently utilized by the Company (APB Opinion No. 25), compensation expense is determined based upon the option's intrinsic value, or the excess (if any) of the market price of the underlying stock at the measurement date over the amount the employee is required to pay. Under the fair value based method introduced by SFAS No. 123, compensation expense is based on the option's estimated fair value at the grant date and is generally recognized over the vesting period. Management anticipates that it will elect to measure stock-based compensation costs in accordance with APB Opinion No. 25 and will adopt the pro forma disclosure requirements of SFAS No. 123 in 1996.

11. Employee Benefits

Pension Benefits

The Company maintains a non-contributory defined benefit pension plan which covers substantially all employees who meet certain age and length of service requirements. Benefits are based on the employees' years of accredited service and their average annual three years' earnings, as defined by the plan. Plan benefits are funded through Company contributions at least equal to the amounts required by applicable regulations.


The following is a reconciliation of the funded status of the plan at December 31:


                                                                     1995           1994

                                                                     (In thousands)


Actuarial present value of benefit obligations:

Accumulated benefit obligation - vested                              $5,125         4,344

Accumulated benefit obligation - nonvested                              286           284

                                                                      5,411         4,628

Effect of projected future compensation levels                        1,226           944

Projected benefit obligation for service rendered to date             6,637         5,572

Plan assets, at fair value (primarily investments in mutual funds)    7,639         6,315

Plan assets in excess of projected benefit obligation                 1,002           743

Unrecognized net transition obligation                                   30            39

Unrecognized net gain from past experience different from
that assumed and effect of changes in assumptions                      (461)         (375)

Prepaid pension expense (included in other assets)                   $  571           407



The components of the net pension expense are as follows for the years ended December 31:


                                                                     1995           1994           1993

                                                                     (In thousands)


Service cost - benefits earned during the year                      $241            264            278

Interest cost on projected benefit obligation                        460            388            389

Actual return on plan assets                                        (505)          (514)          (453)

Net amortization and deferral                                         (8)            (3)            12

Net pension expense                                                 $188            135            226


A discount rate of 7.5% and a rate of increase in future compensation levels of 5.5% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1995 (8.25% and 6.0%, respectively, at December 31, 1994 and 7.0% and 5.5%, respectively, at December 31, 1993).
The expected long-term rate of return on plan assets was 8.0% for 1995, 1994 and 1993.

In 1994, the Company implemented a non-qualified, unfunded retirement and severance plan for members of the Board of Directors. Under this plan, each member leaving the Board after at least five years of service is entitled to a benefit consisting of the annual retainer fee at the time of departure multiplied by the director's number of years of service, up to 15 years. The cost of this plan was $95,000 for both 1995 and 1994. The accumulated benefit obligation was $470,000 in 1995 and $460,000 in 1994.

Postretirement Benefits

The Company also provides certain postretirement benefits. Under the current plan, as amended, substantially all Company employees become eligible for postretirement benefits if they meet certain age and length of service requirements. As discussed in note 1, the Company adopted SFAS No. 106 effective January 1, 1993. SFAS No. 106 requires accrual of the cost of postretirement benefits as they are earned by active employees. The Company recognized the full amount of its accumulated benefit obligation as of January 1, 1993, in the amount of $1.8 million, as a charge to earnings. The after-tax charge of $1.1 million has been reported in the 1993 consolidated statement of income as the cumulative effect of a change in accounting principle.


The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, were as follows at December 31:


                                                                     1995           1994

                                                                     (In thousands)


Accumulated postretirement obligations:

Retirees                                                             $  593         569

Fully-eligible employees                                                138         118

Other active participants                                               549         395

Total accumulated postretirement benefit obligation                   1,280       1,082

Unrecognized gain from the effect of
changes in assumptions and plan amendments                              910       1,093

Accrued postretirement benefit cost
(included in other liabilities)                                      $2,190       2,175



The components of the net postretirement expense are as follows for the years ended December 31:


                                                                     1995           1994           1993

                                                                     (In thousands)


Service cost - benefits earned during the year                       $48             67             70

Interest cost on projected benefit obligation                         91            170            150

Net amortization and deferral                                        (72)            --             --

Net postretirement expense                                           $67            237            220


The accumulated postretirement benefit obligation was determined using discount rates of 7.5% and 8.25% at December 31, 1995 and 1994, respectively. At December 31, 1995, the assumed rate of increase in future health care costs was 10.5% for 1996, gradually decreasing to 5.5% in the year 2005 and remaining at that level thereafter. Increasing the assumed health care cost trend rate by 1.0% in each future year would increase the accumulated benefit obligation as of December 31, 1995 by $96,500 and the service cost by $2,400 for the year then ended.

401(k) Savings Plan

In July 1993, the Company implemented a defined contribution plan established under Section 401(k) of the Internal Revenue Code, pursuant to which eligible employees may elect to contribute up to 8.0% of their compensation. The Company makes contributions equal to 50% of the first 5.0% of a participant's contribution for non-highly compensated employees and 50% of the first 3.0% for highly-compensated employees. Voluntary and matching contributions are invested, in accordance with the participant's direction, in one or a number of investment options including a fund consisting of shares of Progressive's common stock. Employee contributions vest immediately, while employer contributions vest ratably over a five-year period beginning after the first year of participation. Savings plan expense amounted to $92,000 for 1995, $79,000 for 1994, and $34,000 for 1993.

12. Commitments and Contingencies

Off-Balance Sheet Financial Instruments

The Company's financial instruments with off-balance sheet risk consist of loan origination commitments, unadvanced lines of credit and standby letters of credit. These instruments involve various degrees of credit risk, interest rate risk and liquidity risk. The Company's exposure to credit loss is represented by the contractual amounts of the instruments. The Company does not utilize off-balance sheet financial instruments for trading purposes.


The contractual amounts of the Company's off-balance sheet financial instruments at December 31 were as follows:


                                                                     1995           1994

(In thousands)


Commitments and unadvanced lines of credit:

Mortgage loans:

Residential                                                          $54,023        63,416

Commercial and other                                                  10,184         3,350

Other loans                                                            8,617         6,239

Total                                                                $72,824        73,005

Standby letters of credit                                            $   274           215

Commitments to originate loans and unadvanced lines of credit are comprised of commitments of $64.0 million relating to adjustable rate loans and $8.8 million relating to fixed rate at December 31, 1995.

At December 31, 1995, the Company had mortgage loans held for sale of $891,000 which approximated their fair value. For mortgage loans which are to be sold into the secondary market, the Company enters into commitments to sell loans to third parties at the time that rate lock agreements are entered into with the potential borrowers. At December 31, 1995, the Company had commitments to sell loans to third parties amounting to $1.2 million. There were no mortgage loans held for sale and there were commitments to sell mortgage loans to third parties of $170,000 as of December 31, 1994.

The contractual amounts of the Company's off-balance sheet financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. Loan origination commitments are contractual agreements to lend to customers within specified time periods at interest rates and other terms based on market conditions existing on the commitment or closing date. Management evaluates each customer's creditworthiness on a case-by-case basis and requires collateral based on this evaluation. Standby letters of credit are issued on behalf of customers in connection with contracts between the customer and third parties. Under a standby letter of credit, the Company assures that a third party will receive specified funds if a customer fails to meet his contractual obligation.

Lease Commitments

At December 31, 1995, the Company was obligated under a number of noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average Consumer Price Index. Rent expense under operating leases was approximately $387,000, $415,000 and $403,000 for 1995, 1994 and 1993, respectively. The future minimum lease payments under operating leases at December 31, 1995 were $325,000 for 1996, $291,000 for 1997,
$153,000 for 1998, $90,000 for 1999, $24,000 for 2000, and a total of
$538,000 for 2001 and later years.

Borrowing Lines

Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at December 31, 1995, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of $80.0 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings under these arrangements during 1995 and 1994.

Loss Contingency

On February 6, 1995, the Superintendent of Banks for the State of New York
(the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. The Superintendent is now in the process of winding up the affairs of Nationar and liquidating its assets. The Company used Nationar for Federal funds transactions, as well as certain custodial and investment services. At the time of seizure, the Company had approximately $3.6 million in Federal funds sold and other deposits invested with Nationar.

Substantial uncertainties exist regarding amounts ultimately distributable to creditors of Nationar. These uncertainties include (i) the aggregate dollar amounts of claims asserted by creditors; (ii) the legal process and results of evaluation of claims, evaluation of asserted preferences, and resolution of contested claims; (iii) the amounts that will be realized on the assets of Nationar in its liquidation; and (iv) the legal and administrative expenses that will be incurred during the course of liquidation. The Superintendent has given preliminary indications that the assets may be inadequate to satisfy all claims of creditors in full.

Based on the foregoing and a deficit in net shareholders' equity that was noted in a report issued by the Superintendent in April 1995, management, as advised by legal counsel, believes that there is reasonable likelihood that the Company will not recover all of its investments in Federal funds and other deposits at Nationar. As of December 31, 1995, the Company has reclassified the Federal funds sold to other assets and has provided a reserve of $1.0 million for probable loss of a portion of these Nationar assets. The Company will periodically review this reserve as developments occur, and future reserves may be required.

The foregoing events will not have any material effect on the Company's ability to meet their liquidity needs. Management is taking all steps necessary to recover the amounts owed to the Company by Nationar.

Legal Proceedings

In the normal course of business, the Company is involved in various outstanding legal proceedings. Management has discussed the nature of these proceedings with legal counsel. In the opinion of management, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

Pending Acquisition of Branches

On December 26, 1995, Pawling entered into a Purchase and Assumption
Agreement (the "Agreement") with GreenPoint Bank ("GreenPoint") regarding the purchase by the Company of two branch offices in Rockland County, New York.
Pursuant to the Agreement, the Company will purchase deposit liabilities of approximately $154.0 million. In addition, the Company will also purchase real estate and certain branch furniture, fixtures and equipment and will assume certain leasehold liabilities of GreenPoint. There will be no loans acquired in the transaction except for a small amount of passbook loans.

13. Fair Values Of Financial Instruments

SFAS No. 107 requires disclosures about the fair value of financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Company's consolidated balance sheet, as well as certain off-balance sheet items.

Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

Fair values estimated in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or transaction costs. In addition, these fair values are not necessarily indicative of the amounts at which financial assets will be recovered or financial liabilities will be settled by the Company in the ordinary course of business.



The following is a summary of the carrying amounts and fair values of the Company's financial assets and financial liabilities (none of which are held for trading purposes) at December 31:


                                                            1995                                    1994

                                                 Carrying            Fair                Carrying            Fair
                                                 Amount              Value               Amount              Value

                                                                     (In millions)


Financial assets:

Cash and due from banks                          $ 14.9               14.9                14.1                14.1

Federal funds sold                                 23.0               23.0                57.7                57.7

Securities                                        147.0              147.3               127.7               125.1

Loans                                             531.7              530.0               473.1               460.7

Accrued interest receivable                         5.0                5.0                 4.2                 4.2

Financial liabilities:

Demand, NOW, savings and
money market deposits                             309.5              309.5               315.7               315.7

Time deposits                                     347.5              347.5               308.7               308.7

Accrued interest payable                            2.1                2.1                 1.9                 1.9


The following paragraphs describe the valuation methods used by the Company to estimate fair values.

Securities

The fair values of securities were based on market prices or dealer quotes.

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories such as residential mortgages, commercial mortgages and consumer loans. These categories were further analyzed, where appropriate, based on significant financial characteristics such as type of interest rate (fixed or adjustable) and payment status (performing or non-performing). Fair values were estimated for each component using a valuation method selected by management.

The fair values of performing residential mortgage and consumer installment loans were estimated based on current secondary market prices or current interest rates for similar loans, adjusted judgmentally for differences in loan characteristics. The fair values of performing commercial mortgage and construction loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments and credit losses. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality.

The fair values of non-performing loans were based on management's analysis of available market information, recent collateral appraisals and other borrower- specific information.

Deposit Liabilities

In accordance with SFAS No. 107, the fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market accounts) are equal to the carrying amounts payable on demand. The fair values of time deposits represent contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. While at December 31, 1995 and 1994, the fair value indicated that time deposits could be settled for an amount less than their carrying value, depositors have the right to withdraw funds at carrying value less a penalty, prior to contractual maturity. The Company does not consider the amount of penalties associated with such early withdrawals to be material and accordingly, at December 31, 1995 and 1994, the fair values of time deposits is estimated to be the carrying value.

As required by SFAS No. 107, these estimated fair values do not include the value of core deposit relationships which comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source which has a substantial intangible value separate from the deposit balances.

Other Financial Instruments

The other financial assets and financial liabilities shown in the preceding table have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

Fair values of the loan origination commitments, unadvanced lines of credit and standby letters of credit described in note 12 were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 1995 and 1994, the fair values of these financial instruments were not significant.

The Company has no derivative investment products as defined in SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," at December 31, 1995 and 1994, nor has the Company ever invested in such vehicles. Therefore, the disclosures as required by SFAS No. 119 are not presented except as it relates to the fair value disclosures in this note.

14. PARENT COMPANY CONDENSED FINANCIAL INFORMATION


The following are the condensed balance sheets of Progressive at December 31, 1995 and 1994, and its condensed statements of income and cash flows for 1995, 1994, and 1993:


                                                                     1995           1994

Condensed Balance Sheets                                             (In thousands)


Assets:

Cash and due from banks                                              $    45            72

Federal funds sold                                                     2,370         3,700

Securities available for sale, at fair value                           1,346         3,322

Investment in Pawling                                                 62,629        59,471

Other assets                                                           4,429           541

Total assets                                                         $70,819        67,106

Liabilities and shareholders' equity:

Accrued expenses and other liabilities                               $ 2,161         1,166

Shareholders' equity                                                  68,658        65,940

Total liabilities and shareholders' equity                           $70,819        67,106




                                                                     1995           1994           1993

Condensed Statements of Income                                                      (In thousands)


Operating income:

Dividends received from Pawling                                      $5,652         7,485            440

Interest and other dividends                                            193           324            450

Management and service fees                                             418           523            199

(Loss) gain on securities                                               (22)           25             --

                                                                      6,241         8,357          1,089

Operating expense:

Salaries and employee benefits                                          407           463            434

Other                                                                 1,511           320            293

                                                                      1,918           783            727

Income before income taxes                                            4,323         7,574            362

Income tax (benefit) expense                                           (549)           37            (33)

Income before equity in undistributed income of Pawling               4,872         7,537            395

Equity in undistributed income of Pawling                             1,914           133           6,666

Net income                                                           $6,786         7,670           7,061




                                                                     1995           1994           1993

Condensed Statements of Cash Flows                                                  (In thousands)


Operating activities:

Net income                                                           $6,786          7,670          7,061

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed income of Pawling                            (1,914)          (133)        (6,666)

Other, net                                                           (2,917)            40            219

Net cash provided by operating activities                             1,955          7,577            614

Investing activities:

Purchases of securities                                                  --           (202)        (2,095)

Proceeds from maturities of securities                                  303            652          1,450

Proceeds from sales of securities                                     1,801            385             --

Net cash provided by (used in) investing activities                   2,104            835           (645)

Financing activities:

Cash dividends paid on common stock                                  (1,766)        (1,085)          (440)

Net proceeds on issuance of common stock                                288             63            130

Purchases of treasury stock                                          (3,938)        (4,307)          (270)

Net cash used in financing activities                                (5,416)        (5,329)          (580)

Net increase (decrease) in cash and cash equivalents                 (1,357)         3,083           (611)

Cash and cash equivalents at beginning of year                        3,772            689          1,300

Cash and cash equivalents at end of year                             $2,415          3,772            689

Supplemental data:

Transfer of securities to available
for sale upon adoption of SFAS No. 115                               $   --          4,305             --

15. Quarterly results of operations (unaudited)




Quarterly unaudited financial information follows:

                                  First     Second    Third     Fourth
1995                              Quarter   Quarter   Quarter   Quarter   Year

                                  (In thousands, except per share amounts)


Interest and dividend income      $13,074   13,657    14,248    14,522    55,501

Interest expense                    6,221    6,737     7,248     7,486    27,692

Net interest income                 6,853    6,920     7,000     7,036    27,809

Provision for loan losses             125      125       150       200       600

Net (loss) gain on securities          --       (8)       53       304       349

Net gain on sale of loans              40       61        35        67       203

Other income                          639      675       662       778     2,754

Other expense                       4,834    4,778     4,468     5,199    19,279

Income before income taxes          2,573    2,745     3,132     2,786    11,236

Income tax expense                  1,059    1,121     1,290       980     4,450

Net income                        $ 1,514    1,624     1,842     1,806     6,786

Net income per common share       $  0.55     0.59      0.68      0.68      2.50




1994


Interest and dividend income      $ 11,921  12,361    12,878    13,087    50,247

Interest expense                     4,791   4,985     5,445     5,956    21,177

Net interest income                  7,130   7,376     7,433     7,131    29,070

Provision for loan losses              250     250       250       750     1,500

Net gain (loss) on securities           14     (18)       43    (1,058)   (1,019)

Net gain (loss) on sale of loans        40     (65)       32    (1,462)   (1,455)

Other income                           646     599       676       709     2,630

Other expense                        5,556   5,521     4,685     4,922    20,684

Income (loss) before
income taxes                         2,024   2,121     3,249      (352)    7,042

Income tax expense (benefit)           219     237     1,333    (2,417)     (628)

Net income                        $  1,805   1,884     1,916     2,065     7,670

Net income per common share       $   0.61    0.65      0.66      0.74      2.66

Shareholder Information

Corporate Offices

Progressive Bank, Inc.
1301 Route 52
Fishkill, New York 12524-7000
(914) 897-7400

Annual Meeting

The annual meeting of Progressive Bank, Inc. will be held at 6:30 p.m., Thursday, April 25, 1996 at the Bank's offices on Route 22, Pawling, New
York.

Form 10-K

For the 1995 fiscal year, Progressive Bank, Inc. will file an Annual Report on Form 10-K. Shareholders wishing a copy may obtain one free of charge by writing:

Beatrice D. Parent, Secretary
Progressive Bank, Inc.
1301 Route 52
Fishkill, New York 12524-7000

Transfer Agent and Registrar

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572

Counsel

McCarthy, Fingar, Donovan, Drazen & Smith, L.L.P.
11 Martine Avenue
White Plains, New York 10606-1908

Independent Auditors

KPMG Peat Marwick LLP
74 North Pearl Street
Albany, New York 12207

Common Stock

The common stock of Progressive Bank, Inc. is traded on the NASDAQ Stock
Market under the symbol PSBK. The approximate number of shareholders was 1,077 at December 31, 1995.




The high and low sales prices of the Company's common stock in the Over-the-Counter market for each quarterly period during the past two years were as follows:

1995                        High           Low


First Quarter             $25.50         22.25
Second Quarter             28.25         24.00
Third Quarter              27.75         25.00
Fourth Quarter             29.50         24.25

1994
First Quarter             $19.75         16.50
Second Quarter             23.25         18.50
Third Quarter.             25.00         21.75
Fourth Quarter             23.25         19.75


These quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

A quarterly cash dividend of $0.20 per common share was paid in the fourth quarter of 1995. Quarterly cash dividends of $0.15 per common share were declared and paid in the first, second and third quarters of 1995. Quarterly cash dividends of $0.10 per common share were declared and paid in the second, third and fourth quarters of 1994. A quarterly cash dividend of $0.075 per common share was declared and paid in the first quarter of 1994.

Exhibit 22

Subsidiaries of Registrant

The Registrant only has one subsidiary, Pawling Savings Bank.

Exhibit 24

Consent of Independent Certified Public Accountants

The Board of Directors and Shareholders
Progressive Bank, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-10235 and 33-64888) on Forms S-8 of Progressive Bank, Inc. of our report dated January 19, 1996, relating to the consolidated balance sheets of Progressive Bank, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Progressive Bank, Inc. Our report refers to a change in the method of accounting for income taxes and postretirement benefits in 1993 and for certain securities in 1994.

/s/ KPMG Peat Marwick LLP

Albany, New York
March 16, 1996

Financial Data Statement

[ARTICLE] 9
[MULTIPLIER] 1000

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                          14,923
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                22,970
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                    106,901
[INVESTMENTS-CARRYING]                          40,148
[INVESTMENTS-MARKET]                            40,386
[LOANS]                                        539,692
[ALLOWANCE]                                      8,033
[TOTAL-ASSETS]                                 743,214
[DEPOSITS]                                     657,012
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                             17,544
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         2,952
[OTHER-SE]                                      65,706
[TOTAL-LIABILITIES-AND-EQUITY]                 743,214
[INTEREST-LOAN]                                 44,806
[INTEREST-INVEST]                                8,637
[INTEREST-OTHER]                                 2,058
[INTEREST-TOTAL]                                55,501
[INTEREST-DEPOSIT]                              27,692
[INTEREST-EXPENSE]                              27,692
[INTEREST-INCOME-NET]                           27,809
[LOAN-LOSSES]                                      600
[SECURITIES-GAINS]                                 349
[EXPENSE-OTHER]                                 19,279
[INCOME-PRETAX]                                 11,236
[INCOME-PRE-EXTRAORDINARY]                      11,236
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     6,786
[EPS-PRIMARY]                                     2.50
[EPS-DILUTED]                                     2.50
[YIELD-ACTUAL]                                    4.09
[LOANS-NON]                                      5,591
[LOANS-PAST]                                       172
[LOANS-TROUBLED]                                 1,340
[LOANS-PROBLEM]                                  2,430
[ALLOWANCE-OPEN]                                 9,402
[CHARGE-OFFS]                                    2,384
[RECOVERIES]                                       415
[ALLOWANCE-CLOSE]                                8,033
[ALLOWANCE-DOMESTIC]                             8,033
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0