Form 10-K/A
period 1995-12-31
PROGRESSIVE BANK INC
filed 1996-03-27
CIK 797507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE A FINANCIAL DATA SCHEDULE AS A SEPARATE DOCUMENT AS REQUIRED UNDER ELECTRONIC FILING GUIDELINES.

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
