Form 10-Q
period 1996-03-31
PROGRESSIVE BANK INC
filed 1996-05-13
CIK 797507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 0-15025

PROGRESSIVE BANK, INC.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of
incorporation or organization)

14-1682661
(I.R.S. Employer
Identification No.)

1301 Route 52, Fishkill, New York 12524
(Address of principal executive offices) (Zip Code)

(914) 897-7400
(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1996: 2,634,067 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995         1

Consolidated Statements of Income for the Three Months Ended March 31, 1996
and March 31, 1995                                                             2

Consolidated Statements of Shareholders' Equity for the Three
Months Ended March 31, 1996 and March 31, 1995                                 3

Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 1996 and March 31, 1995                                 4

Notes to Consolidated Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5-16

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 2. Changes in Securities                                               17

Item 3. Defaults Upon Senior Securities                                     17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Other Information                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

Signatures                                                                  18

Exhibit I                                                                   19



CONSOLIDATED BALANCE SHEETS

Progressive Bank, Inc. and Subsidiary

(In thousands, except shares and per share amounts)

(Unaudited)


                                                                               March 31, 1996      December 31, 1995


Assets

Cash and due from banks                                                        $  13,967            14,923

Federal funds sold                                                                 2,520            22,970

Securities:

Available for sale, at fair value                                                131,058           106,901

Held to maturity (fair value of $70,498 in 1996 and $40,386 in 1995)              71,009            40,148

Total securities                                                                 202,067           147,049

Loans, net:

Mortgage loans                                                                   484,146           480,569

Other loans                                                                       61,538            59,123

Allowance for loan losses                                                         (8,275)           (8,033)

Net deferred loan origination costs                                                  441                55

Total loans, net                                                                 537,850           531,714

Accrued interest receivable                                                        5,110             5,029

Other real estate, net                                                             1,024               405

Premises and equipment, net                                                        9,523             9,673

Deferred income taxes, net                                                         5,598             5,223

Other assets (note 3)                                                              7,895             6,228

Total assets                                                                    $785,554           743,214

Liabilities and Shareholders' Equity

Liabilities:

Savings and time deposits                                                       $612,666           605,056

Demand deposits                                                                   49,925            51,956

Other borrowings                                                                  17,900                --

Accrued expenses and other liabilities                                            35,464            17,544

Total liabilities                                                                715,955           674,556

Shareholders' equity:
Preferred stock ($1.00 par value; 5,000,000 shares authorized; none issued)           --                --

Common stock ($1.00 par value; 15,000,000 shares authorized;
2,951,974 shares issued)                                                           2,952             2,952

Paid-in capital                                                                   27,355            27,355

Retained earnings                                                                 46,263            44,880

Treasury stock, at cost (321,373 shares in 1996 and 323,705  shares in 1995)      (7,600)           (7,655)

Net unrealized gain on securities available for sale, net of taxes                   629             1,126

Total shareholders' equity                                                        69,599            68,658

Total liabilities and shareholders' equity                                      $785,554           743,214


See accompanying notes to consolidated interim financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Progressive Bank, Inc. and Subsidiary
(In thousands, except per share amounts)
(Unaudited)


                                                                                        For the
                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               1996                1995


Interest and dividend income:

Mortgage loans                                                                   $10,491            9,192

Other loans                                                                        1,510            1,341

Securities                                                                         2,495            1,875

Federal funds sold                                                                   188              666

Total interest and dividend income                                                14,684           13,074

Interest expense:

Deposits                                                                           7,343            6,221

Other borrowings                                                                      30               --

Total interest expense                                                             7,373            6,221

Net interest income                                                                7,311            6,853

Provision for loan losses                                                            300              125

Net interest income after provision for loan losses                                7,011            6,728

Other income:

Deposit service fees                                                                 595              487

Other service fees                                                                   150              145

Net gain on sale of loans                                                             90                9

Other non-interest income                                                             71               38

Total other income                                                                   906              679

Net interest and other income                                                      7,917            7,407

Other expense:

Salaries and employee benefits                                                     2,452            2,274

Occupancy and equipment                                                              732              600

Net cost of other real estate                                                         54               86

FDIC deposit insurance                                                                 1              350

Other non-interest expense                                                         1,399            1,524

Total other expense                                                                4,638            4,834

Income before income taxes                                                         3,279            2,573

Income tax expense                                                                 1,357            1,059

Net income                                                                        $1,922            1,514

Net income per common share                                                      $  0.73             0.55

Weighted average common shares outstanding                                         2,630            2,746


See accompanying notes to consolidated interim financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Progressive Bank, Inc. and Subsidiary
(In thousands, except shares and per share amounts)
(Unaudited)


                                                                                                                  Net
                                      Common Stock                                                             Unrealized
                                  Shares                        Paid-in        Retained       Treasury        Gain (Loss)
                                  Outstanding    Amount         Capital        Earnings       Stock          on Securities  Total


Balance at December 31, 1995      2,628,269      $2,952         27,355         44,880         (7,655)        1,126          68,658

Net income                                           --             --          1,922             --            --           1,922

Cash dividends declared
($0.20 per share)                                    --             --           (526)            --            --            (526)

Stock options exercised               2,332          --             --            (13)            55            --              42

Net change in unrealized gain
(loss) on securities available
for sale, net of taxes                               --             --             --             --          (497)           (497)

Balance at March 31, 1996         2,630,601      $2,952         27,355         46,263         (7,600)          629          69,599

Balance at December 31, 1994      2,746,884      $2,952         27,355         40,165         (4,310)         (222)         65,940

Net income                                           --             --          1,514             --            --           1,514

Cash dividends declared
($0.15 per share)                                    --             --           (412)            --            --            (412)

Stock options exercised               7,350          --             --           (110)           154            --              44

Purchases of treasury stock          (5,000)         --             --             --           (116)           --            (116)

Net change in unrealized gain
(loss) on securities available
for sale, net of taxes                               --             --             --             --           292             292

Balance at March 31, 1995         2,749,234      $2,952         27,355         41,157         (4,272)           70          67,262


See accompanying notes to consolidated interim financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Progressive Bank, Inc. and Subsidiary
(In thousands)
(Unaudited)


                                                                       For the Three Months Ended
                                                                                March 31,
                                                                       1996                1995


Operating activities:

Net income                                                             $ 1,922               1,514

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses                                                  300                 125

Depreciation expense                                                       238                 204

Provision for losses on other real estate                                   75                  --

Gain on sales of other real estate                                         (31)                (73)

Net gain on sale of loans                                                  (90)                 (9)

Amortization of net deferred loan origination fees                        (203)                (71)

Amortization of net (discounts) premiums on securities                     (22)                 34

Net (increase) decrease in accrued interest receivable                     (81)                164

Net increase in accrued expenses and other liabilities                  17,920               3,565

Other, net                                                              (1,682)                392

Net cash provided by operating activities                               18,346               5,845

Investing activities:

Purchases of securities:

Securities available for sale                                          (38,665)             (3,108)

Securities held to maturity                                            (33,164)             (3,383)

Proceeds from principal payments, maturities and calls of securities:

Securities available for sale                                           13,861               4,334

Securities held to maturity                                              2,126               2,368

Disbursements for loan originations, net of principal collections       (8,258)            (17,204)

Proceeds from sales of loans                                             1,377               1,992

Purchases of premises and equipment                                        (88)               (453)

Proceeds from sales of other real estate                                    64                 410

Net cash used in investing activities                                  (62,747)            (15,044)

Financing activities:

Net increase (decrease) in time deposits                               (14,890)             17,976

Net increase (decrease) in other deposits                               20,469             (23,523)

Cash dividends paid on common stock                                       (526)               (412)

Net proceeds on issuance of common stock                                    42                  44

Increase in other borrowings                                            17,900                  --

Purchases of treasury stock                                                 --                (116)

Net cash provided by (used in) financing activities                     22,995              (6,031)

Net decrease in cash and cash equivalents                              (21,406)            (15,230)

Cash and cash equivalents at beginning of period                        37,893              71,754

Cash and cash equivalents at end of period                             $16,487              56,524

Supplemental data:

Interest paid                                                          $ 7,252               6,167

Income taxes paid (refunded), net                                          390              (2,642)

Loans transferred to other real estate                                     826                 703

Loans originated to finance sales of other real estate                      96                  --


See accompanying notes to consolidated interim financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Progressive Bank, Inc. and Subsidiary
(Unaudited)

Note 1:          Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Progressive Bank, Inc. ("Progressive", or, together with its subsidiary, the "Company") in conformity with generally accepted accounting principles for interim financial statements. Progressive, a New York corporation, is a bank holding company whose sole subsidiary is Pawling Savings Bank (a New York state-chartered stock savings bank). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated interim financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated interim financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company for the fiscal year ended December 31, 1995.

Note 2:             Net Income Per Common Share

Net income per common share is based on net income divided by the weighted average common shares outstanding during the period. Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation.

Note 3:         New Accounting Standards

Effective January 1, 1996, the Company changed its method of accounting for mortgage servicing rights, upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how these servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of these rights, and that impairment, if any, be recognized through a valuation allowance. The fair value of capitalized mortgage servicing rights included in other assets totaled $13,000 at March 31, 1996. The amortization of the capitalized mortgage servicing rights was insignificant for the quarter ended March 31, 1996.

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

The Company is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in residential and commercial mortgages, consumer loans and securities. The operating results of the Company depend primarily on its net interest income after provision for loan losses. Net interest income is the difference between interest and dividend income on earning assets, primarily loans and securities, and interest expense on deposits and other borrowings. Net income of the Company is also affected by other income, which includes service fees and net gain (loss) on sale of loans; other expense, which includes salaries and employee benefits and other operating expenses; and Federal and state income taxes.

FINANCIAL CONDITION

Total assets of the Company were $785.6 million at March 31, 1996 as compared to $743.2 million at December 31, 1995, a increase of $42.3 million or 5.7%.


Federal funds sold decreased $20.5 million, or 89.0%, primarily a result of the Company reducing its cash position through security purchases in preparation for the large cash inflow from the branch acquisition as discussed on page 16.

The $55.0 million increase in securities for the quarter consisted of a $24.2 million increase in securities available for sale and a $30.9 million increase in securities held to maturity. The increase in securities held to maturity primarily reflects purchases of $33.2 million of fixed rate mortgage-backed securities, partially offset by principal paydowns. The increase in securities available for sale primarily reflects purchases of $38.7 million in adjustable rate mortgage-backed securities, U.S. government agencies and U.S. Treasury notes, partially offset by maturities, calls, and principal paydowns on adjustable rate mortgage-backed securities.

At March 31, 1996, net loans totaled $537.9 million, compared to $531.7 million at December 31, 1995, an increase of $6.1 million or 1.2%. The commercial mortgage segment of the loan portfolio increased $4.0 million or 5.4%, from $73.9 million at December 31, 1995 to $77.9 million at March 31, 1996. The residential mortgage segment of the loan portfolio increased $1.5 million (net of loan sales to the secondary market of $1.3 million) from $395.9 million at December 31, 1995 to $397.4 million at March 31, 1996. Other loans increased $2.4 million or 4.1% during the first three months of 1996 from $59.1 million to $61.5 million.

The $5.6 million increase in deposits during the first quarter of 1996 was primarily attributable to a $27.1 million increase in money market accounts, partially offset by a decrease in time deposits of $14.9 million and a decline in savings accounts of $3.0 million.

Other borrowings at March 31, 1996 totaled $17.9 million and represents Federal funds purchased. There were no borrowings at December 31, 1995. The increase in other borrowings was primarily a result of the reduction in the cash position as discussed above.

The $17.9 million increase in accrued expenses and other liabilities primarily reflects a $18.0 million increase in the purchase of securities not settled at March 31, 1996 as compared to December 31, 1995.

Shareholders' equity at March 31, 1996 was $69.6 million, an increase of $941,000 or 1.4% from December 31, 1995. This increase primarily reflects net income of $1.9 million, partially offset by cash dividends of $526,000 and a decrease of $497,000 resulting from market value changes of securities available for sale, net of taxes. Shareholders' equity, as a percent of total assets, was 8.86% at March 31, 1996 compared to 9.24% at December 31, 1995. Book value per share increased to $26.45 at March 31, 1996 from $26.13 at December 31, 1995.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates for the periods indicated.



                                                  Three Months Ended                           Three Months Ended
                                                    March 31, 1996                               March 31, 1995

                                        Average                         Average      Average                          Average
                                        Balance          Interest       Rate         Balance          Interest        Rate

                                                                        (Dollars in thousands)


Interest-earning assets:

Mortgage loans <F1>                     $481,895         10,491          8.71%       $433,955          9,192          8.47%

Other loans <F1>                          59,754          1,510         10.11          57,907          1,341          9.26

Mortgage-backed securities <F2>           88,391          1,478          6.69          83,764          1,129          5.39

U.S. Treasury and agencies,
corporate and other securities
<F2>,<F6>                                 63,388          1,017          6.42          43,099            746          6.92

Federal funds sold                        14,292            188          5.26          51,839            666          5.14

Total interest-earning assets            707,720         14,684          8.30%        670,564         13,074          7.80%

Non-interest-earning assets               44,313                                       25,398

Total assets                            $752,033                                     $695,962

Interest-bearing liabilities:

Savings deposits <F3>                   $268,441          2,635          3.93%       $259,099          2,279          3.52%

Time deposits                            339,697          4,708          5.54         319,617          3,942          4.93

Other borrowings                           2,226             30          5.39              --             --            --

Total interest-bearing liabilities       610,364          7,373          4.83%        578,716          6,221          4.30%

Non-interest-bearing liabilities          72,540                                       50,645

Total liabilities                        682,904                                      629,361

Shareholders' equity                      69,129                                       66,601

Total liabilities and
shareholders' equity                    $752,033                                     $695,962

Net earning balance                     $ 97,356                                     $ 91,848

Net interest income                                       7,311                                        6,853

Interest rate spread <F4>                                                3.47%                                        3.50%

Net yield on interest-earning
assets (margin) <F5>                                                     4.13%                                        4.09%


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

<F6> Yields on tax exempt obligations have not been computed on a tax-equivalent basis, as the effect thereof is not material.


RESULTS OF OPERATIONS

GENERAL

For the quarter ended March 31, 1996, the Company's net income was $1.9 million or $0.73 per share as compared to $1.5 million or $0.55 per share for the same three-month period in 1995. The $408,000 increase in net income was primarily the result of a $458,000 increase in net interest income and a $227,000 increase in other income, partially offset by a $298,000 increase in income tax expense.

NET INTEREST INCOME

Net interest income increased $458,000, or 6.7%, to $7.3 million for the three-month period ended March 31, 1996 compared to $6.9 million for the same period in 1995. The components of net interest income are interest and dividend income, which increased $1.6 million or 12.3%, and interest on deposits and other borrowings, which increased $1.2 million or 18.5%. The Company's interest rate spread narrowed by 3 basis points from 3.50% for the three months ended March 31, 1995 to 3.47% for the same period in 1996, reflecting a 53 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 50 basis point increase in the average yield on earning assets. The net interest margin widened by 4 basis points from 4.09% for the three months ended March 31, 1995 to 4.13% for the same period in 1996.

Interest on loans increased by $1.5 million, or 13.9%, primarily reflecting an increase in the volume of loans outstanding. Average mortgage loans and other loans increased by $47.9 million and $1.8 million, respectively, for the quarter as compared to the same quarter in the previous year. In addition to the increases in volume, the average rate earned on the mortgage and other loan portfolios increased by 24 basis points and 85 basis points, respectively.

Interest on mortgage-backed securities increased $349,000, or 30.9%, primarily due to increases in the average yield earned on the portfolio due to purchases of securities with higher yields and upward adjustments on adjustable rate mortgage-backed securities.

Interest and dividends on U.S. Treasury and agencies, corporate and other securities increased by $271,000, or 36.3%, primarily reflecting an increase in the average balance outstanding from $43.1 million for the three months ended March 31, 1995 to $63.4 million for the same period in 1996. This increase was primarily the result of purchases of $34.2 million of U.S. Treasury and agency securities during the first quarter of 1996, partially offset by maturities and calls during the year. The average rate earned on U.S. Treasury and agencies, corporate and other securities decreased from 6.92% for the three months ended March 31, 1995 to 6.42% for the same period in 1996 primarily a result of maturities and calls of securities with higher yields during the year.

Interest on Federal funds sold decreased $478,000 due to a decrease in the average balance outstanding from $51.8 million in 1995 to $14.3 million in 1996, partially offset by an increase in the rate earned to 5.26% in 1996 from 5.14% in 1995.

The $1.2 million increase in interest on interest-bearing liabilities was due primarily to an increase in the cost of funds as a result of the generally higher rate environment in the first quarter of 1996 as compared to the same period in the previous year, as well as the shift in the mix of deposits from lower cost savings deposits to higher cost time and money market deposits. For the quarter ended March 31, 1996, average savings deposits decreased $45.3 million and average money market accounts and average time deposits increased $60.6 million and $20.1 million, respectively, from the quarter ended March 31, 1995.

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

For the three-month period ended March 31, 1996, the provision for loan losses was $300,000, an increase of $175,000 from the provision of $125,000 for the comparable period in 1995. The higher provision primarily reflects the slight increase in non-performing loans as well as the overall growth in the loan portfolio. Non-performing loans increased to $6.2 million, or 1.13% of total loans, at March 31, 1996 from $5.6 million, or 1.13% of total loans, at March 31, 1995 and $5.8 million, or 1.07% of total loans, at December 31, 1995.

In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due thirty to eighty-nine days or more, but has not yet been placed on non-accrual status. At March 31, 1996, slow paying loans amounted to $4.0 million as compared to $2.9 million at March 31, 1995 and $3.4 million at December 31, 1995.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:



                                                                           Three Months Ended
                                                                                March 31,
                                                                        1996                1995

                                                                        (Dollars in thousands)


Balance at beginning of period                                          $8,033               9,402

Provision charged to operations                                            300                 125

                                                                         8,333               9,527

Loans charged-off:

Mortgage loans:

Residential                                                               (214)                (98)

Commercial                                                                  --                (234)

Construction and land                                                       --                (667)

Other loans:

Consumer                                                                   (37)                (67)

Commercial                                                                  --                 (30)

Total charge-offs                                                         (251)             (1,096)

Recoveries:

Mortgage loans:

Residential                                                                 48                  60

Commercial                                                                  31                  --

Construction and land                                                      101                  --

Other loans:

Consumer                                                                    12                  14

Commercial                                                                   1                   1

Total recoveries                                                           193                  75

Net charge-offs                                                            (58)             (1,021)

Balance at end of period                                                $8,275               8,506

Ratio of net charge-offs to average total loans
outstanding (annualized)                                                  0.04%               0.83%


The following table sets forth information with respect to non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate, and certain asset quality ratios at or for the dates indicated:



                                                            March 31,                       December 31,
                                                    1996                1995                1995

                                                    (Dollars in thousands)


Non-performing loans:

Mortgage loans:

Residential properties                              $2,608               2,370               2,559

Commercial properties                                2,357               1,880               2,591

Construction and land                                1,173               1,369                 593

                                                     6,138               5,619               5,743

Other loans                                             29                  13                  20

Total non-performing loans <F1>                      6,167               5,632               5,763

Other real estate, net                               1,024               2,245                 405

Total non-performing assets                         $7,191               7,877               6,168

Ratio of non-performing loans to total loans          1.13%               1.13%               1.07%

Ratio of non-performing assets to total assets        0.92                1.13                0.83

Ratio of allowance for loan losses to total
non-performing loans                                134.18              151.03              139.39


<F1>   Includes loans on non-accrual status of $6.0 million, $5.5 million and
$5.6 million at March 31, 1996, March 31, 1995, and December 31, 1995, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.


The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.3 million at March 31, 1996, compared to $1.4 million at March 31, 1995 and $1.5 million at December 31, 1995.

At March 31, 1996, the Company's recorded investment in impaired loans consisted of commercial mortgage and construction loans totaling $3.5 million. The total impaired loans consist of (i) loans of $1.1 million for which there was an allowance for losses of $222,000 determined in accordance with SFAS No. 114 and (ii) loans of $2.5 million for which there was no allowance determined under SFAS No. 114 due to the adequacy of related collateral and historical charge-offs associated with these loans. The average recorded investment in impaired loans was $3.4 million for the first quarter of 1996. Interest income on impaired loans is recognized on a cash basis and was not significant for the quarter ended March 31, 1996.

OTHER INCOME

Sources of other income include deposit and other service fees, net gain
(loss) on securities available for sale, net gain (loss) on sales of loans, and other non-interest income. For the three-month period ended March 31, 1996, other income increased by $227,000 to $906,000 from $679,000 for the same period in 1995.

Deposit service fees, the largest component of other income, increased by $108,000, or 22.2%, to $595,000 for the three-month period ended March 31, 1996 from $487,000 for the same period in 1995. This was primarily the result of an increase in the amount of retail checking account fees collected. Other service fees increased $5,000 to $150,000 for the quarter ended March 31, 1996 from $145,000 for the previous year. Net gains on loans was $90,000 for the three-month periods ended March 31, 1996 compared to $9,000 during the same period in 1995.

OTHER EXPENSE

Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. For the quarter ended March 31, 1996, other expense decreased by $196,000, or 4.1%, to $4.6 million from $4.8 million for 1995, primarily due to decreases in FDIC deposit insurance expense and other non-interest expense, partially offset by the increases in salary and employee benefit expense and occupancy and equipment expense.

Salaries and employee benefits, the largest component of other expense, increased by $178,000, or 7.8%, to $2.5 million for the three-month period ended March 31, 1996 from $2.3 million for the same period in 1995. The increase was primarily the result of hiring additional staff and normal merit and promotional salary increases.

Occupancy and equipment costs increased $132,000, or 22.0%, to $732,000 for the three-month period ended March 31, 1996 from the previous year primarily due to increases in maintenance, depreciation and equipment rental and repair expenses.

The net cost of other real estate decreased $32,000, or 37.2%, to $54,000 for the quarter ended March 31, 1996 from $86,000 for the previous period, primarily reflecting a $108,000 decrease in net holding costs partially offset by a $75,000 increase in the provision for losses on other real estate.

FDIC deposit insurance expense decreased $349,000 to $1,000 for the three-month period ended March 31, 1996 from $350,000 for 1995. This primarily reflects the reduction of the insurance premium on Pawling's deposits.

Other non-interest expense decreased $125,000, or 8.2%, to $1.4 million for the three-month period in 1996 when compared to the same period in 1995. This primarily reflects a $183,000 reduction in foreclosure and collection expense, partially offset by higher miscellaneous operating expenses.

INCOME TAX EXPENSE

For the three-month periods ended March 31, 1996 and 1995, income tax expense was $1.4 million and $1.1 million, respectively (effective tax rates of 41.4% and 41.2%, respectively).

The Company's net deferred tax assets were $5.6 million at March 31, 1996.
At December 31, 1995, the Company's net deferred tax assets were $5.2 million. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

RATIOS

Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:



                                                       Three Months Ended                   Year Ended
                                                            March 31,                       December 31,
                                                    1996                 1995               1995


Return on assets:

Net income divided by average
total assets                                         1.02%               0.87%               0.95%

Return on equity:

Net income divided by average equity <F1>           11.12%               9.09%              10.04%


<F1>  Average equity includes the effect of the net unrealized gain (loss) on securities available for sale, net of taxes.


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

The Company's cash flows are classified according to their source - operating activities, investing activities, and financing activities. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows".

Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, Federal funds sold and securities maturing within one year to total assets). At March 31, 1996, the Company had a primary liquidity ratio of 5.18% as compared to 8.21% at December 31, 1995. The decline was primarily due to the $20.5 million decrease in Federal funds sold.

An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $662.6 million at March 31, 1996 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to the long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer market to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at March 31, 1996, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of $70.9 million. The Company also has access to the discount window of the Federal Reserve Bank.

At March 31, 1996, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $74.0 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

On February 6, 1995, the Superintendent of Banks for the State of New York (the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. The Superintendent is now in the process of winding up the affairs of Nationar and liquidating its assets. The Company used Nationar for Federal funds transactions, as well as certain custodial and investment services. At the time of seizure, the Company had approximately $3.6 million in Federal funds sold and other deposits invested with Nationar. The Superintendent has given preliminary indications that the assets of Nationar may be inadequate to satisfy all claims of creditors in full. Based on the foregoing and a deficit in net shareholders' equity that was noted in a report issued by the Superintendent in February 1996, management, as advised by legal counsel, believes that there is a reasonable likelihood that the Company will not recover all of its investments in Federal funds and other deposits at Nationar. As of March 31, 1996, the Company has reclassified the Federal funds sold to other assets and has provided a reserve of $1.0 million for probable loss of a portion of these Nationar assets. The Company will periodically review this reserve as developments occur.

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

At March 31, 1996, Progressive's capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:



                                                                     Risk-Based Capital
                               Leverage Capital               Tier 1                    Total
                             Amount<F1>     Ratio      Amount<F1>    Ratio       Amount<F1>    Ratio


Actual                       $68,925        8.77%      $68,925       15.88%      $74,384       17.14%

Minimum requirement           31,424        4.00        17,356        4.00        34,713        8.00

Excess                       $37,501        4.77%      $51,569       11.88%      $39,671        9.14%


<F1>  For all capital amounts, actual capital excludes the Company's net unrealized loss of $629,000 on securities available for sale (exclusive of a $32,000 unrealized loss on equity securities) and an intangible asset of $13,000.


At March 31, 1996, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirementsas follows:



                                                                     Risk-Based Capital
                               Leverage Capital             Tier 1                         Total
                             Amount<F1>     Ratio    Amount<F1>    Ratio            Amount<F1>    Ratio


Actual                     $62,903          8.07%    $62,903            14.62%      $68,317      15.88%

Minimum requirement         31,174          4.00      17,209             4.00        34,418       8.00

Excess                     $31,729          4.07%    $45,694            10.62%      $33,899       7.88%


<F1>  For all capital amounts, actual capital excludes Pawling's net unrealized loss of $678,000 on securities available for sale and an intangible asset of $13,000.


During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. The second repurchase plan was completed on September 29, 1995 and consisted of 140,000 shares at a total cost of $3.3 million or $23.84 per share. On October 24, 1995, the company announced a third plan to repurchase 134,000 shares. At March 31, 1996, 63,000 shares had been purchased under the third plan at a cost of $1.8 million or $28.41 per share. The Company considers its stock to be an attractive investment and believes these programs will increase shareholder value.

On April 18, 1996, the Company's Board of Directors declared a dividend of
20 cents ($0.20) per common share, payable on May 31, 1996 to shareholders of record as of April 30, 1996.

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

Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was (0.41%) at March 31, 1996.
A negative gap exists when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets expected to mature or reprice in a given period. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may result in an increase in interest expense paid on liabilities that is greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which will reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment.

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

The following table summarizes the Company's interest rate sensitive assets and liabilities at March 31, 1996 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.



                                       Within         One to Five    Over Five
                                       One Year       Years          Years

                                       (Dollars in thousands)


Total interest-earning assets           $419,963      263,038         62,533

Total interest-bearing liabilities       423,166       99,186        108,214

Excess (deficiency) of
interest-earning assets
over interest-bearing liabilities      ($  3,203)     163,852        (45,681)

Excess (deficiency) as a percent
of total assets                           (0.41%)       20.86%        (5.82%)

Cumulative excess as
a percent of total assets                 (0.41%)       20.45%        14.63%


SUBSEQUENT EVENTS

On April 12, 1996, Pawling completed the acquisition of two branch offices in Rockland County, New York from GreenPoint Bank. Pawling assumed deposit liabilities of approximately $154.0 million and acquired real estate and certain branch furniture, fixtures and equipment and also assumed certain leasehold liabilities of GreenPoint. There were no loans acquired in the transaction except for a small amount of passbook loans.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

In August 1992, a shareholder of Progressive commenced an action against Progressive and its directors in the New York Supreme Court seeking to declare void the March 8, 1991 retirement agreement entered into with E. Hale Mayer, the retiring Chairman of the Board and Chief Executive Officer of Progressive and its subsidiary, Pawling Savings Bank, and to recover monies paid thereunder. On March 25, 1994, the judge, upon a motion for summary judgment, ruled in favor of Progressive and its directors dismissing the complaint against them. The plaintiff appealed the decision. In February 1996, his appeal was denied and the time to appeal that decision has expired.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit I,  Computation of Net Income Per Share.

(b) On January 16, 1996, Progressive filed an 8-K Report announcing the signing of an agreement to acquire two branches located in Rockland County, New York from GreenPoint Savings Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE BANK, INC.
(Registrant)

Date:  May 8, 1996

/s/ Peter Van Kleeck
Peter Van Kleeck
President and Chief Executive Officer

Date:  May 8, 1996

/s/ Robert Gabrielsen
Robert Gabrielsen, Treasurer
Principal Financial Officer and
Principal Accounting Officer


Exhibit I

Computation of Net Income Per Share


                                                    Three Months Ended
                                                         March 31,
                                                 1996                1995

(In thousands, except per share amounts)


Net income                                       $1,922              $1,514

Weighted average common shares <F1> <F2>          2,630               2,746

Net income per share                             $ 0.73              $ 0.55


<F1>  Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation for either of the periods presented.

<F2>  Net of treasury stock.