Form 10-Q
period 1996-06-30
PROGRESSIVE BANK INC
filed 1996-08-14
CIK 797507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

                                  (Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1996

                                      or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to  ________________

     Commission File Number:              0-15025

                            PROGRESSIVE BANK, INC.
            (Exact name of registrant as specified in its charter)

           New York                                              14-1682661
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.

                   1301 Route 52, Fishkill, New York 12524
             (Address of principal executive offices) (Zip Code)

                                (914) 897-7400
             (Registrant's telephone number, including area code)

                                Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1996: 2,596,833 shares.

                              TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995        1

Consolidated Statements of Income for the Three and Six Months Ended
June 30, 1996 and June 30, 1995                                              2

Consolidated Statements of Shareholders' Equity for the Six Months
Ended June 30, 1996 and June 30, 1995                                        3

Consolidated Statements of Cash Flows for the Six Months Ended June
30, 1996 and June 30, 1995                                                   4

Notes to Consolidated Financial Statements                                   5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 6-16

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 2. Changes in Securities                                               17

Item 3. Defaults Upon Senior Securities                                     17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Other Information                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

Signatures                                                                  18

Exhibit I                                                                   19

                          CONSOLIDATED BALANCE SHEETS

                    Progressive Bank, Inc. and Subsidiary

             (In thousands, except shares and per share amounts)

                                 (Unaudited)

                                                                              June 30, 1996   December 31, 1995


Assets

Cash and due from banks                                                       $     16,355              14,923

Federal funds sold                                                                  38,400              22,970

Securities:

Available for sale, at fair value                                                  184,241             106,901

Held to maturity (fair value of $78,241 in 1996 and $40,386 in 1995)                79,440              40,148

Total securities                                                                   263,681             147,049

Loans, net:

Mortgage loans                                                                     485,311             480,569

Other loans                                                                         68,842              59,123

Allowance for loan losses                                                           (8,666)             (8,033)

Net deferred loan origination costs                                                    808                  55

Total loans, net                                                                   546,295             531,714

Accrued interest receivable                                                          6,612               5,029

Other real estate, net                                                               1,910                 405

Premises and equipment, net                                                         10,485               9,673

Deferred income taxes, net                                                           6,225               5,223

Intangible assets                                                                    9,432                  --

Other assets                                                                         2,295               6,228

Total assets                                                                  $    901,690             743,214

Liabilities and Shareholders' Equity

Liabilities:

Savings and time deposits                                                     $    764,070             605,056

Demand deposits                                                                     57,711              51,956

Accrued expenses and other liabilities                                               8,070              17,544

Total liabilities                                                                  829,851             674,556

Shareholders' equity:

Preferred stock ($1.00 par value; 5,000,000 shares authorized; none issued)             --                  --

Common stock ($1.00 par value; 15,000,000 shares authorized; 2,951,974
shares issued)                                                                       2,952               2,952

Paid-in capital                                                                     27,355              27,355

Retained earnings                                                                   48,472              44,880

Treasury stock, at cost (305,141 shares in 1996 and 323,705 shares in 1995)         (7,308)             (7,655)

Net unrealized gain on securities available for sale, net of taxes                     368               1,126

Total shareholders' equity                                                          71,839              68,658

Total liabilities and shareholders' equity                                    $    901,690             743,214

See accompanying notes to consolidated interim financial statements



                       CONSOLIDATED STATEMENTS OF INCOME

                     Progressive Bank, Inc. and Subsidiary

                   (In thousands, except per share amounts)

                                 (Unaudited)


                                                                                         For the             For the
                                                                                         Three Months Ended  Six Months Ended
                                                                                         June 30,            June 30,
                                                                                         1996       1995     1996      1995

Interest and dividend income:

Mortgage loans                                                                           $ 10,458    9,610   20,949    18,802

Other loans                                                                                 1,609    1,396    3,119     2,737

Securities                                                                                  3,917    2,093    6,412     3,968

Federal funds sold and other                                                                1,111      558    1,299     1,224

Total interest and dividend income                                                         17,095   13,657   31,779    26,731

Interest expense:

Deposits                                                                                    8,762    6,737   16,105    12,958

Other borrowings                                                                               21       --       51        --

Total interest expense                                                                      8,783    6,737   16,156    12,958

Net interest income                                                                         8,312    6,920   15,623    13,773

Provision for loan losses                                                                     600      125      900       250

Net interest income after provision for loan losses                                         7,712    6,795   14,723    13,523

Other income:

Deposit service fees                                                                          608      498    1,203       985

Other service fees                                                                            177      171      327       316

Net loss on securities                                                                       (194)      (8)    (194)       (8)

Net gain on sale of loans                                                                      18       28      108        37

Other non-interest income                                                                      70       39      141        77

Total other income                                                                            679      728    1,585     1,407

Net interest and other income                                                               8,391    7,523   16,308    14,930

Other expense:

Salaries and employee benefits                                                              2,669    2,197    5,121     4,471

Occupancy and equipment                                                                       755      554    1,487     1,154

Net cost of other real estate                                                                 245       95      299       181

FDIC deposit insurance                                                                         --      350        1       700

Amortization of intangible assets                                                             306       --      306        --

Other non-interest expense                                                                  1,995    1,582    3,394     3,106

Total other expense                                                                         5,970    4,778   10,608     9,612

Income before income taxes                                                                  2,421    2,745    5,700     5,318

Income tax (benefit) expense                                                                 (513)   1,121      844     2,180

Net income                                                                               $  2,934    1,624    4,856     3,138

Net income per common share                                                              $   1.12     0.59     1.85      1.14

Weighted average common shares outstanding                                                  2,630    2,740    2,630     2,743

See accompanying notes to consolidated interim financial statements


               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Progressive Bank, Inc. and Subsidiary

              (In thousands, except shares and per share amounts)

                                 (Unaudited)


                                                                                                            Net
                                            Common Stock                                                    Unrealized
                                       Shares                        Paid-in    Retained       Treasury     Gain (Loss)
                                       Outstanding    Amount         Capital    Earnings       Stock        on Securities  Total


Balance at December 31, 1995           2,628,269      $ 2,952        27,355     44,880         (7,655)      1,126          68,658

Net income                                                 --            --      4,856             --          --           4,856

Cash dividends declared
($0.40 per share)                                          --            --     (1,052)            --          --          (1,052)

Stock options exercised                   40,564           --            --       (212)           968          --             756

Purchases of treasury stock              (22,000)          --            --          --          (621)         --            (621)

Net change in unrealized gain
(loss) on securities available
for sale, net of taxes                                     --            --          --            --        (758)           (758)

Balance at June 30, 1996               2,646,833      $ 2,952        27,355      48,472        (7,308)        368          71,839

Balance at December 31, 1994           2,746,884      $ 2,952        27,355      40,165        (4,310)       (222)         65,940

Net income                                                 --            --       3,138            --          --           3,138

Cash dividends declared
($0.30 per share)                                          --            --        (825)           --          --            (825)

Stock options exercised                   15,550           --            --        (182)          329          --             147

Purchases of treasury stock              (45,000)          --            --          --        (1,138)         --          (1,138)

Net change in unrealized gain
(loss) on securities available
for sale, net of taxes                                     --            --          --            --         569             569

Balance at June 30, 1995               2,717,434      $ 2,952        27,355      42,296        (5,119)        347          67,831

See accompanying notes to consolidated interim financial statements


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Progressive Bank, Inc. and Subsidiary

                                (In thousands)

                                 (Unaudited)


                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                               1996           1995

Operating activities:

Net income                                                                     $   4,856         3,138

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Provision for loan losses                                                            900           250

Depreciation expense                                                                 494           405

Provision for losses on other real estate                                            225           175

Gain on sales of other real estate                                                   (72)         (209)

Net loss (gain) on securities and loans                                               86           (29)

Amortization of net deferred loan origination fees                                  (335)         (162)

Amortization of net (discounts) premiums on securities                               (63)           21

Net increase in accrued interest receivable                                       (1,583)          (29)

Net (decrease) increase in accrued expenses and other liabilities                 (9,474)        3,541

Other, net                                                                        (5,975)       (3,966)

Net cash (used in) provided by operating activities                              (10,941)        3,135

Investing activities:

Purchases of securities:

Securities available for sale                                                   (107,655)      (13,246)

Securities held to maturity                                                      (45,147)       (3,384)

Proceeds from principal payments, maturities and calls of securities:

Securities available for sale                                                     23,010         8,126

Securities held to maturity                                                        5,786         5,143

Proceeds from sale of securities available for sale                                5,953         1,186

Disbursements for loan originations, net of principal collections                (18,994)      (34,203)

Proceeds from sales of loans                                                       1,808         6,148

Purchases of premises and equipment                                               (1,306)       (1,304)

Proceeds from sales of other real estate                                             496         1,465

Net cash used in investing activities                                           (136,049)      (30,069)

Financing activities:

Net increase in time deposits                                                     65,802        30,094

Net increase (decrease) in other deposits                                         98,967       (28,693)

Cash dividends paid on common stock                                               (1,052)         (825)

Net proceeds on issuance of on common stock                                          756           147

Purchases of treasury stock                                                         (621)       (1,138)

Net cash provided by (used in) financing activities                              163,852          (415)

Net increase (decrease) in cash and cash equivalents                              16,862       (27,349)

Cash and cash equivalents at beginning of period                                  37,893        71,754

Cash and cash equivalents at end of period                                     $  54,755        44,405

Supplemental data:

Interest paid                                                                  $  15,874        12,827

Income taxes paid, net of refunds received                                         1,585         1,690

Loans transferred to other real estate                                             2,487           920

Loans originated to finance sales of other real estate                               327         1,019

See accompanying notes to consolidated interim financial statements


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

The Company is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in residential and commercial mortgages, consumer loans and securities. The operating results of the Company depend primarily on its net interest income after provision for loan losses. Net interest income is the difference between interest and dividend income on earning assets, primarily loans and securities, and interest expense on deposits and other borrowings. Net income of the Company is also affected by other income, which includes service fees and net gain (loss) on sale of securities and loans; other expense, which includes salaries and employee benefits and other operating expenses; and Federal and state income taxes.

                             FINANCIAL CONDITION

Total assets of the Company were $901.7 million at June 30, 1996 as compared to $743.2 million at December 31, 1995, an increase of $158.5 million or 21.3%. The increase in total assets primarily reflects the acquisition of two
Rockland County branches on April 12, 1996 and the subsequent reinvestment of these proceeds primarily into securities and Federal funds sold. Additionally, the purchase premium that resulted from this transaction is accounted for as an intangible asset.

The $116.6 million increase in securities consisted of a $77.3 million increase in securities available for sale and a $39.3 million increase in securities held to maturity. The increase in securities held to maturity primarily reflects purchases of $45.1 million of fixed rate mortgage-backed securities, partially offset by principal paydowns. The increase in securities available for sale primarily reflects purchases of $107.7 million in adjustable rate mortgage-backed securities, U.S. government agencies and U.S. Treasury notes, partially offset by maturities, sales, calls, and principal paydowns.

At June 30, 1996, net loans totaled $546.3 million, compared to $531.7 million at December 31, 1995, an increase of $14.6 million or 2.7%. The residential mortgage segment of the loan portfolio increased $1.9 million (net of loan sales to the secondary market of $1.7 million) from $395.9 million at December 31, 1995 to $397.8 million at June 30, 1996. The commercial mortgage segment of the loan portfolio increased $1.7 million or 2.3%, from $73.9 million at December 31, 1995 to $75.6 million at June 30, 1996. Other loans increased $9.7 million or 16.4% during the first six months of 1996 from $59.1 million to $68.8 million.

The $164.8 million increase in deposits during the first six months of 1996 primarily reflects the acquisition of two branches which resulted in an increase in deposits of $152.8 million, with the remaining $12.0 million reflecting internal growth.

Shareholders' equity at June 30, 1996 was $71.8 million, an increase of $3.2 million or 4.6% from December 31, 1995. This increase primarily reflects net income of $4.9 million, partially offset by cash dividends of $1.1 million and a decrease of $758,000 resulting from market value changes of securities available for sale, net of taxes. Shareholders' equity, as a percent of total assets, was 7.97% at June 30, 1996 compared to 9.24% at December 31, 1995. Book value per share increased to $27.14 at June 30, 1996 from $26.13 at December 31, 1995.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates (not on a tax-equivalent basis) for the periods indicated.



                              Three Months Ended        Three Months Ended         Six Months Ended          Six Months Ended
                                 June 30, 1996             June 30, 1995              June 30, 1996            June 30, 1995
                            Average            Avg.   Average            Avg.    Average            Avg.   Average            Avg.
                            Balance   Interest Rate   Balance   Interest Rate    Balance   Interest Rate   Balance   Interest Rate

                                                     (Dollars in thousands)

Interest-earning assets:

Mortgage loans <F1>         $ 483,213 10,458   8.66%  $ 443,562  9,610   8.67%   $ 482,554 20,949   8.68%  $ 438,759 18,802   8.57%

Other loans <F1>               65,168  1,609   9.88      58,138  1,396   9.60       62,480  3,119   9.98      58,022  2,737   9.43

Mortgage-backed
securities <F2>               116,148  2,017   6.95      83,584  1,285   6.15      102,269  3,495   6.83      83,674  2,414   5.77

U.S. Treasury and agencies,
corporate and other
securities <F2>, <F3>         120,907  1,900   6.29      46,553    808   6.94       92,156  2,917   6.33      44,826  1,554   6.93

Interest on income tax
refund                             --    420     --          --     --     --           --    420     --          --     --     --

Federal funds sold             57,230    691   4.83      38,565    558   5.79       35,775    879   4.91      44,378  1,224   5.52

Total interest-earning
assets                        842,666 17,095   8.11%    670,402 13,657   8.15%     775,234 31,779   8.20%    669,659 26,731   7.98%
Non-interest-earning
assets                         43,783                    28,978                     40,661                    26,303

Total assets                  886,449                 $ 699,380                  $ 815,895                 $ 695,962

Interest-bearing
liabilities:

Savings deposits <F4>       $ 332,489  3,207   3.86%  $ 243,575  2,173   3.57%   $ 300,465  5,842   3.89%  $ 251,336  4,452   3.54%

Time deposits                 406,980  5,555   5.46     334,553  4,564   5.46      373,338 10,263   5.50     327,085  8,506   5.20

Other borrowings                1,462     21   5.75          --     --     --        1,844     51   5.53          --     --     --

Total interest-bearing
liabilities                   740,931  8,783   4.74%    578,128  6,737   4.66%     675,647 16,156   4.78%    578,421 12,958   4.48%

Non-interest-bearing
liabilities                    74,799                    53,705                     70,216                    50,940

Total liabilities             815,730                   631,833                    745,863                   629,361

Shareholders' equity           70,719                    67,547                     70,032                    66,601

Total liabilities and
shareholders' equity        $ 886,449                 $ 699,380                  $ 815,895                 $ 695,962

Net earning balance         $ 101,735                 $  92,274                  $  99,587                 $  91,238

Net interest income                    8,312                     6,920                     15,623                     13,773

Interest rate
spread <F5>, <F7>                              3.37%                     3.49%                      3.42%                     3.50%

Net yield on interest-earning
assets (margin) <F6>, <F7>                     3.95%                     4.13%                      4.03%                     4.11%

<F1> Interest income on loans does not include interest on non-accrual loans;
however, such loans have been included in the calculation of the average balances outstanding.

<F2> Average balances calculated using amortized cost.

<F3> Yields on tax exempt obligations have not been computed on a tax-equivalent basis, as the effect thereof is not material.

<F4> Includes NOW accounts, passbook and statement savings accounts, and money market accounts.

<F5> Average rate on total interest-earning assets less average rate on total interest-bearing liabilities.

<F6> Net interest income divided by total average interest-earning assets.

<F7> Excluding the interest income on tax refund, the interest rate spread for the three and six months ended June 30, 1996 was 3.18% and 3.31%, respectively, and margin was 3.75% and 3.92%, respectively.


                            RESULTS OF OPERATIONS

GENERAL

For the quarter ended June 30, 1996, the Company's net income was $2.9 million or $1.12 per share as compared to $1.6 million or $0.59 per share for the same three-month period in 1995. For the six-month period ended June 30, 1996, the Company earned $4.9 million or $1.85 per share as compared $3.1 million or $1.14 per share for the same period in 1995. The increases in net income for the three- and six-month periods were primarily the result of increases in net interest income and decreases in income tax expense, partially offset by increases in other expense and the provision for loan losses.

NET INTEREST INCOME

Net interest income increased $1.4 million, or 20.1%, to $8.3 million for the three-month period ended June 30, 1996 and $1.9 million, or 13.4%, for the six-month period when compared to the same periods in 1995. The increases in net interest income for the quarter and six months ended June 30, 1996 were primarily due to increases in interest on loans and U.S. Treasury and agencies, corporate and other securities. The increases in interest income were partially offset by increases in interest paid on deposits. For the three-month period ended June 30, 1996, the Company's interest rate spread narrowed by 12 basis points primarily reflecting the increase in the cost of interest-bearing liabilities. For the six-month period, the Company's interest rate spread narrowed by 8 basis points as a result of the increase in the cost of funds, partially offset by the increase in the average yield on earning assets. The Company's net interest margin also narrowed, primarily a result of the change in interest rate spread. The narrowing of the spread and margin would have been greater without the impact of interest on income tax refunds as described in note 7 to the table on page 7.

Interest on loans increased by $1.1 million, or 9.6%, for the three-month period and $2.5 million, or 11.7%, for the six-month period when compared to the same periods in 1995, primarily reflecting increases in the volume of loans outstanding. Average mortgage loans and other loans increased by $46.7 million for the three-month period ended June 30, 1996 and $48.3 million for the six-month period when compared to the same periods in 1995.

Interest on mortgage-backed securities increased $732,000, or 57.0%, for the three-month period and $1.1 million, or 44.8%, for the six-month period when compared to the same periods in 1995, primarily due to increases in the average balance outstanding due to additional security purchases as well as increases in the average yield earned on the portfolio due to purchases of securities with higher yields and upward adjustments on adjustable rate mortgage-backed securities.

Interest and dividends on U.S. Treasury and agencies, corporate and other securities increased by $1.1 million for the three-month period ended June 30, 1996 and $1.4 million for the six-month period when compared to the same periods in 1995. These increases primarily reflect a higher average balance outstanding due to additional purchases of U.S. Treasury and agency securities, partially offset by maturities and calls during the year.

Interest on Federal funds sold and other interest income increased $553,000 for the three-month period ended June 30, 1996 and increased $75,000 for the six-month period when compared to the same periods in 1995. The increase for the three-month period primarily reflects $420,000 of interest income due to the receipt of refunds of certain prior years' Federal income taxes. For the six-month period, this increase was partially offset by the decline in Federal funds sold interest income primarily due to the decrease in the average balance outstanding for the period.

The increases in interest on interest-bearing liabilities for the three- and six-month periods ended June 30, 1996 of $2.0 million and $3.2 million, respectively, were primarily due to increases in the average balance outstanding due to the acquisition of the Rockland County branches during the second quarter of 1996. The increase in interest expense was also a result of the increase in the cost of funds, due to the acquisition as well as the generally higher rate environment for the first six months of 1996 as compared to the same period in the previous year.

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

For the three- and six-month periods ended June 30, 1996, the provision for loan losses was $600,000 and $900,000, respectively, as compared to $125,000 and $250,000 for the comparable periods in 1995. The higher provisions were made to increase the allowance for loan losses in line with the Company's loan growth and changes in portfolio mix. Non-performing loans increased to $6.2 million, or 1.12% of total loans, at June 30, 1996 compared to $4.9 million, or 0.96% of total loans, at June 30, 1995 and $5.8 million, or 1.07% of total loans, at December 31, 1995.

In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due thirty to eighty-nine days or more, but has not yet been placed on non-accrual status. At June 30, 1996, slow paying loans amounted to $3.4 million as compared to $2.3 million at June 30, 1995 and $3.4 million at December 31, 1995.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                                           Three Months Ended  Six Months Ended
                                                           June 30,            June 30,
                                                           1996      1995      1996      1995

                                                           (Dollars in thousands)


Balance at beginning of period                             $ 8,275   8,506      8,033     9,402

Provision charged to operations                                600     125        900       250

                                                             8,875   8,631      8,933     9,652

Loans charged-off:

Mortgage loans:

Residential                                                   (167)    (63)      (381)     (161)

Commercial                                                     (41)     --        (41)     (234)

Construction and land                                           --     (91)        --      (758)

Other loans:

Consumer                                                       (67)    (39)      (104)     (106)

Commercial                                                      (5)     --         (5)      (30)

Total charge-offs                                             (280)   (193)      (531)   (1,289)

Recoveries:

Mortgage loans:

Residential                                                      1      --         48        60

Commercial                                                      --      79         31        79

Construction and land                                           40     159        141       159

Other loans:

Consumer                                                         9      15         22        29

Commercial                                                      21      --         22         1

Total recoveries                                                71     253        264       328

Net (charge-offs) recoveries                                  (209)     60       (267)     (961)

Balance at end of period                                   $ 8,666   8,691      8,666     8,691

Ratio of net (charge-offs) recoveries to
average total loans outstanding (annualized)                (0.15%)  0.05%     (0.10%)   (0.39%)


The following table sets forth information with respect to non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate, and certain asset quality ratios at the dates indicated:



                                                          June 30,    December 31,
                                                          1996	 1995	   1995
                                                           (Dollars in thousands)

Non-performing loans:

Mortgage loans:

Residential properties                                    $ 4,437   2,850     2,559

Commercial properties                                         931   1,117     2,591

Construction and land                                         828     935       593

                                                            6,196   4,902     5,743

Other loans                                                    20       6        20

Total non-performing loans <F1>                             6,216   4,908     5,763

Other real estate, net                                      1,910     695       405

Total non-performing assets                               $ 8,126   5,603     6,168

Ratio of non-performing loans to total loans                1.12%   0.96%     1.07%

Ratio of non-performing assets to total assets              0.90    0.80      0.83

Ratio of allowance for loan losses to total
non-performing loans                                      139.41  177.08    139.39

(1) Includes loans on non-accrual status of $6.0 million, $4.7 million and $5.6 million at June 30, 1996, June 30, 1995, and December 31, 1995, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.



The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.3 million at June 30, 1996, compared to $1.4 million at June 30, 1995 and $1.5 million at December 31, 1995.

The Company's recorded investment in impaired loans consisted of commercial mortgage and construction loans totaling $1.8 million at June 30, 1996 and $3.2 million at December 31, 1995. Total impaired loans at June 30, 1996 consist of (i) loans of $964,000 for which there was an allowance for losses of $201,000 determined in accordance with SFAS No. 114 and (ii) loans of $795,000 for which there was no allowance determined under SFAS No. 114 due to the adequacy of related collateral and historical charge-offs associated with these loans. For the three and six months ended June 30, 1996, the average recorded investment in impaired loans was $2.6 million and $2.8 million, respectively. Interest income on impaired loans is recognized on a cash basis and was not significant for the quarter and six months ended June 30, 1996 and 1995.

OTHER INCOME

Sources of other income include deposit and other service fees, net gain
(loss) on securities available for sale, net gain (loss) on sales of loans, and other non-interest income. Other income decreased by $49,000, or 6.7%, for the three-month period ended June 30, 1996 and increased $178,000, or 12.7%, for the six-month period, compared to the same periods in 1995.

Deposit service fees, the largest component of other income, increased by $110,000, or 22.1%, for the three-month period and $218,000, or 22.1%, for the six-month period, compared to the same periods in 1995. This was primarily the result of an increase in the amount of retail checking account fees collected. Other service fees totaled $177,000 and $327,000 for the three- and six-month periods ended June 30, 1996, as compared to $171,000 and $316,000 for the same periods in 1995. The $194,000 net loss on securities for both the three and six months ended June 30, 1996 consists of the net
realized loss on the sale of U.S. Treasury securities.   The net loss for the
same periods in the previous year was $8,000, primarily reflecting net realized losses on the sale of corporate securities. There have been no sales of securities classified as held to maturity. Net gain on loans was $18,000 and $108,000 for the three- and six-month periods ended June 30, 1996 compared to $28,000 and $37,000 during the same periods in 1995.

OTHER EXPENSE

Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Other expense increased by $1.2 million, or 24.9%, for the three-month period ended June 30, 1996 and $996,000, or 10.4%, for the six-month period, compared to the same periods in 1995, primarily due to increases in salary and employee benefit expense, other expense, and occupancy and equipment expense, partially offset by decreases in FDIC deposit insurance expense.

Salaries and employee benefits, the largest component of other expense, increased by $472,000, or 21.5%, for the three-month period and $650,000, or 14.5%, for the six-month period, compared to the same periods in 1995. The increases primarily reflect additional expense due to the branch acquisition during the second quarter of 1996, as well as the hiring of additional staff and normal merit and promotional salary increases.

Occupancy and equipment expense increased $201,000, or 36.3%, for the three-month period ended June 30, 1996 and $333,000, or 28.9%, for the six-month period, as compared to the same periods in the previous year, primarily due to the branch acquisition as well as other increases in maintenance, depreciation and equipment rental and repair expenses.

The net cost of other real estate increased $150,000 for the three-month period and $118,000 for the six-month period, compared to the same periods in 1995, primarily reflecting increases of $175,000 and $68,000 in net holding costs for the three- and six-month periods. In addition, the provision for losses on other real estate decreased $25,000 and increased $75,000 for the three and six months ended June 30, 1996.

FDIC deposit insurance expense decreased $350,000 for the three-month period, and $699,000 for the six-month period, as compared to the same periods in the previous year, primarily the result of the reduction of the insurance premium on Pawling's deposits.

Amortization of intangible assets totaled $306,000 for both the three and six months ended June 30, 1996, reflecting the amortization of the purchase premium as a result of the branch acquisition.

Other non-interest expense increased $413,000, or 26.1%, for the three-month period and $288,000, or 9.3%, for the six-month period when compared to the same periods in 1995. The increases in the three- and six-month periods primarily reflect increased foreclosure and collection expense.

INCOME TAX EXPENSE

For the quarter ended June 30, 1996, the Company recognized an income tax benefit of $513,000, consisting of a benefit of $1.5 million from the settlement with the Internal Revenue Service of audits of certain prior years' Federal income tax returns, less a provision of $1.0 million or 40.8% of pre-tax income for the quarter. For the same period for the previous year, income tax expense was $1.1 million or 40.8% of pre-tax income. For the six-month periods ended June 30, 1996 and June 30, 1995, income tax expense was $844,000 and $2.2 million, respectively. It is currently anticipated that prior to year end 1996, the Company will have a tax settlement of prior tax years with the State of New York Department of Taxation and Finance.

RATIOS

Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:


                                                                          Three Months Ended  Six Months Ended    Year Ended
                                                                          June 30,            June 30,            December 31,
                                                                          1996      1995      1996      1995      1995

Return on assets:

Net income divided by average total assets <F1>                            1.32%    0.93%      1.19%    0.90%      0.95%

Return on equity:

Net income divided by average equity <F1>, <F2>                           16.60%    9.62%     13.87%    9.42%     10.04%

<F1> Excluding the $1.5 million Federal income tax benefit, return on assets for the three and six months ended June 30, 1996 was 0.65% and 0.82%, respectively, and the return on equity was 8.11% and 9.58%, respectively.

<F2> Average equity includes the effect of the net unrealized gain (loss) on securities available for sale, net of taxes.


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

Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, Federal funds sold and securities maturing within one year to total assets). At June 30, 1996, the Company had a primary liquidity ratio of 7.90% as compared to 8.21% at December 31, 1995.

An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $821.8 million at June 30, 1996 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer market to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at June 30, 1996, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of $88.8 million. The Company also has access to the discount window of the Federal Reserve Bank.

At June 30, 1996, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $98.2 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

On February 6, 1995, the Superintendent of Banks for the State of New York (the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. The Superintendent is now in the process of winding up the affairs of Nationar and liquidating its assets. The Company used Nationar for Federal funds transactions, as well as certain custodial and investment services. At the time of seizure, the Company had approximately $3.6 million in Federal funds sold and other deposits invested with Nationar. The Superintendent has given preliminary indications that the assets of Nationar may be inadequate to satisfy all claims of creditors in full. Based on the foregoing and a deficit in net shareholders' equity that was noted in a report issued by the Superintendent in February 1996, management, as advised by legal counsel, believes that there is a reasonable likelihood that the Company will not recover all of its investments in Federal funds and other deposits at Nationar. During the second quarter of 1996, the Company received a partial distribution of $1.4 million, or 40% of the claim against Nationar. It is anticipated that additional payments will be received, although the timing and amount of such payments is unknown. As of June 30, 1996, other assets include $1.2 million in remaining claims against Nationar, net of a $1.0 million reserve for probable loss which was established in 1995. The Company will periodically review this reserve as developments occur. The foregoing events will not have any material effect on the Company's ability to meet its liquidity needs. Management is taking all steps necessary to recover the amounts owed to the Company by Nationar.

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

At June 30, 1996, Progressive's capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:



                                                                            Risk-Based Capital
                             Leverage Capital                      Tier 1                         Total
                             Amount<F1>     Ratio          Amount<F1>     Ratio          Amount<F1>     Ratio

Actual                       $ 62,008       6.88%          $ 62,008       13.28%         $ 67,878       14.54%

Minimum requirement            36,073       4.00             18,672        4.00            37,345        8.00

Excess                       $ 25,935       2.88%          $ 43,336        9.28%         $ 30,533        6.54%

<F1> For all capital amounts, actual capital excludes the Company's net unrealized gain of $368,000 on securities available for sale (exclusive of a $31,000 unrealized loss on equity securities) and intangible assets of $9.4 million.


At June 30, 1996, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:



                                                                           Risk-Based Capital
                             Leverage Capital                      Tier 1                         Total
                             Amount<F1>     Ratio          Amount<F1>     Ratio          Amount<F1>     Ratio

Actual                       $ 55,751       6.22%          $ 55,751       12.01%         $ 61,591       13.26%

Minimum requirement            35,826       4.00             18,575        4.00            37,150        8.00

Excess                       $ 19,925       2.22%          $ 37,176        8.01%         $ 24,441        5.26%

<F1> For all capital amounts, actual capital excludes Pawling's net unrealized gain of $417,000 on securities available for sale and intangible assets of $9.4 million.


During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. The second repurchase plan was completed on September 29, 1995 and consisted of 140,000 shares at a total cost of $3.3 million or $23.84 per share. On October 24, 1995, the company announced a third plan to repurchase 134,000 shares. At June 30, 1996, 85,000 shares had been purchased under the third plan at a cost of $2.4 million or $28.36 per share. The Company considers its stock to be an attractive investment and believes these programs will increase shareholder value.

On July 9, 1996, the Company's Board of Directors declared a dividend of twenty cents ($0.20) per common share, payable on August 30, 1996 to shareholders of record as of July 31, 1996.

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

Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was -6.56% at June 30, 1996. A negative gap exists when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets expected to mature or reprice in a given period. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may result in an increase in interest expense paid on liabilities that is greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which may reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment.

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

The following table summarizes the Company's interest rate sensitive assets and liabilities at June 30, 1996 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.


                                                                     Within         One to Five    Over Five
                                                                     One Year       Years          Years
                                                                     (Dollars in thousands)

Total interest-earning assets                                         $ 458,055     334,937        58,504

Total interest-bearing liabilities                                      517,222     119,560        127,288

Excess (deficiency) of interest-earning assets
over interest-bearing liabilities                                    ($  59,167)    215,377        (68,784)

Excess (deficiency) as a percent of total assets       			 (6.56%)     23.89%         (7.63%)

Cumulative excess (deficiency) as a percent of total assets              (6.56%)     17.33%          9.70%


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit I, Computation of Net Income Per Share.

(b) On June 7, 1996, Progressive filed an 8-K/A Report amending the 8-K Report filed January 16, 1996 to include unaudited pro forma consolidated financial statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE BANK, INC.
(Registrant)

Date:  August 7, 1996

/s/ Peter Van Kleeck
Peter Van Kleeck
President and Chief Executive Officer

Date:  August 7, 199

/s/ Robert Gabrielsen
Robert Gabrielsen, Treasurer
Principal Financial Officer and
Principal Accounting Officer


                                  Exhibit I

                      Computation of Net Income Per Share


                                                           Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
                                                           1996           1995           1996           1995

Net income                                                 $ 2,934        $ 1,624        $ 4,856        $ 3,138

Weighted average common shares <F1>, <F2>                    2,630          2,740          2,630          2,743

Net income per share                                       $  1.12        $  0.59        $  1.85        $  1.14

<F1>  Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computations for any of the periods presented.

<F2>  Net of treasury stock.