Form 10-Q
period 1996-09-30
PROGRESSIVE BANK INC
filed 1996-11-01
CIK 797507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         September 30, 1996

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1996: 2,579,764 shares.

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 1996
and December 31, 1995                                                        1

Consolidated Statements of Income for the Three and
Nine Months Ended September 30, 1996 and September 30, 1995                  2

Consolidated Statements of Shareholders' Equity for the Nine
Months Ended September 30, 1996 and September 30, 1995                       3

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 1996 and September 30, 1995                       4

Notes to Consolidated Financial Statements                                   5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       6-16

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 2. Changes in Securities                                               17

Item 3. Defaults Upon Senior Securities                                     17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Other Information                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

Signatures                                                                  18

Exhibit I                                                                   19



                                                  CONSOLIDATED BALANCE SHEETS
                                             Progressive Bank, Inc. and Subsidiary
                                      (In thousands, except shares and per share amounts)
                                                          (Unaudited)

                                                                                              September 30,       December 31,
                                                                                                  1996                1995
Assets
Cash and due from banks                                                                           $  16,316             14,923
Federal funds sold                                                                                   10,600             22,970
Securities:
Available for sale, at fair value                                                                   178,028            106,901
Held to maturity (fair value of $75,866 in 1996 and $40,386 in 1995)                                 76,702             40,148
Total securities                                                                                    254,730            147,049
Loans, net:
Mortgage loans                                                                                      503,746            480,569
Other loans                                                                                          71,616             59,123
Allowance for loan losses                                                                            (8,834)            (8,033)
Net deferred loan origination costs                                                                     962                 55
Total loans, net                                                                                    567,490            531,714
Accrued interest receivable                                                                           6,640              5,029
Other real estate, net                                                                                1,717                405
Premises and equipment, net                                                                          10,474              9,673
Deferred income taxes, net                                                                            6,267              5,223
Intangible assets                                                                                     9,096                 --
Other assets                                                                                          2,713              6,228
Total assets                                                                                       $886,043            743,214
Liabilities and Shareholders' Equity
Liabilities:
Savings and time deposits                                                                          $746,943            605,056
Demand deposits                                                                                      59,337             51,956
Accrued expenses and other liabilities                                                                7,042             17,544
Total liabilities                                                                                   813,322            674,556
Shareholders' equity:
Preferred stock ($1.00 par value; 5,000,000 shares authorized; none issued)                              --                 --
Common stock ($1.00 par value; 15,000,000 shares authorized; 2,951,974 shares issued)                 2,952              2,952
Paid-in capital                                                                                      27,355             27,355
Retained earnings                                                                                    50,466             44,880
Treasury stock, at cost (352,710 shares in 1996 and 323,705 shares in 1995)                          (8,711)            (7,655)
Net unrealized gain on securities available for sale, net of taxes                                      659              1,126
Total shareholders' equity                                                                           72,721             68,658
Total liabilities and shareholders' equity                                                         $886,043            743,214

See accompanying notes to consolidated interim financial statements.



                                               CONSOLIDATED STATEMENTS OF INCOME
                                             Progressive Bank, Inc. and Subsidiary
                                            (In thousands, except per share amounts)
                                                          (Unaudited)

                                                                                         For the             For the
                                                                                         Three Months Ended  Nine Months Ended
                                                                                         September 30,       September 30,
                                                                                         1996      1995      1996      1995
Interest and dividend income:
Mortgage loans                                                                           $10,624   10,027    31,573    28,829
Other loans                                                                                1,697    1,469     4,816     4,206
Securities                                                                                 4,303    2,313    10,715     6,281
Federal funds sold and other                                                                 407      439     1,706     1,663
Total interest and dividend income                                                        17,031   14,248    48,810    40,979
Interest expense:
Deposits                                                                                   8,956    7,248    25,061    20,206
Other borrowings                                                                              --       --        51        --
Total interest expense                                                                     8,956    7,248    25,112    20,206
Net interest income                                                                        8,075    7,000    23,698    20,773
Provision for loan losses                                                                    600      150     1,500       400
Net interest income after provision for loan losses                                        7,475    6,850    22,198     20,373
Other income:
Deposit service fees                                                                         599      510     1,802      1,495
Other service fees                                                                           184      140       511        456
Net gain (loss) on securities                                                                 --       53      (194)        45
Net gain on sale of loans                                                                     31        1       139         38
Other non-interest income                                                                     83       46       224        123
Total other income                                                                           897      750     2,482      2,157
Net interest and other income                                                              8,372    7,600    24,680     22,530
Other expense:
Salaries and employee benefits                                                             2,779    2,302     7,900      6,773
Occupancy and equipment                                                                      765      595     2,252      1,749
Net cost of other real estate                                                                172       98       471        279
FDIC deposit insurance                                                                         1      (40)        2        660
Amortization of intangible assets                                                            349       --       655         --
Other non-interest expense                                                                 1,587    1,513     4,981      4,619
Total other expense                                                                        5,653    4,468    16,261     14,080
Income before income taxes                                                                 2,719    3,132     8,419      8,450
Income tax expense                                                                           174    1,290     1,018      3,470
Net income                                                                               $ 2,545    1,842     7,401      4,980
Net income per common share                                                              $  0.97     0.68      2.82       1.82
Weighted average common shares outstanding                                                 2,611    2,714     2,623      2,733
See accompanying notes to consolidated interim financial statements



                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             Progressive Bank, Inc. and Subsidiary
                                      (In thousands, except shares and per share amounts)
                                                          (Unaudited)

                                                                                                        Net
                                                      Common Stock                                      Unrealized
                                                 Shares                   Paid-in   Retained  Treasury  Gain (Loss)
                                                 Outstanding    Amount    Capital   Earnings  Stock     On Securities  Total
Balance at December 31, 1995                     2,628,269      $2,952    27,355    44,880    (7,655)   1,126          68,658
Net income                                              --          --        --     7,401        --       --           7,401
Cash dividends declared ($0.60 per share)               --          --        --    (1,571)       --       --          (1,571)
Stock options exercised                             42,995          --        --      (244)    1,040       --             796
Purchases of treasury stock                        (72,000)         --        --        --    (2,096)      --          (2,096)
Net change in unrealized gain (loss) on
securities available for sale, net of taxes             --          --        --        --        --     (467)           (467)
Balance at September 30, 1996                    2,599,264      $2,952    27,355    50,466    (8,711)     659          72,721

Balance at December 31, 1994                     2,746,884      $2,952    27,355    40,165    (4,310)    (222)         65,940
Net income                                              --          --        --     4,980        --       --           4,980
Cash dividends declared ($0.45 per share)               --          --        --    (1,232)       --       --          (1,232)
Stock options exercised                             25,935          --        --      (292)      559       --             267
Purchases of treasury stock                        (83,000)         --        --        --    (2,147)      --          (2,147)
Net change in unrealized gain (loss) on
securities available for sale, net of taxes             --          --        --        --        --      588             588
Balance at September 30, 1995                    2,689,819      $2,952    27,355    43,621    (5,898)     366          68,396

See accompanying notes to consolidated interim financial statements


                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Progressive Bank, Inc. and Subsidiary
                                                         (In thousands)
                                                          (Unaudited)
                                                                                                   For the Nine Months Ended
                                                                                                   September 30,
                                                                                                   1996           1995
Operating activities:
Net income                                                                                         $ 7,401           4,980
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses                                                                            1,500             400
Depreciation expense                                                                                   814             618
Provision for losses on other real estate                                                              375             250
Gain on sales of other real estate                                                                    (137)           (302)
Net loss (gain) on securities and loans                                                                 55             (83)
Amortization of net deferred loan origination fees                                                    (322)           (340)
Amortization of net (discounts) premiums on securities                                                 (83)             56
Net increase in accrued interest receivable                                                         (1,611)           (721)
Net (decrease) increase in accrued expenses and other liabilities                                  (10,502)          3,735
Other, net                                                                                          (6,307)         (2,674)
Net cash (used in) provided by operating activities                                                 (8,817)          5,919
Investing activities:
Purchases of securities:
Securities available for sale                                                                     (119,653)        (28,407)
Securities held to maturity                                                                        (46,442)         (3,384)
Proceeds from principal payments, maturities and calls of securities:
Securities available for sale                                                                       41,776          11,108
Securities held to maturity                                                                          9,779           9,538
Proceeds from sale of securities available for sale                                                  5,953           1,780
Disbursements for loan originations, net of principal collections                                  (48,599)        (54,985)
Proceeds from sales of loans                                                                         9,502           9,554
Purchases of premises and equipment                                                                 (1,615)         (2,163)
Proceeds from sales of other real estate                                                               742           1,685
Net cash used in investing activities                                                             (148,557)        (55,274)
Financing activities:
Net increase in time deposits                                                                       39,212          40,719
Net increase (decrease) in other deposits                                                          110,056         (20,374)
Cash dividends paid on common stock                                                                 (1,571)         (1,232)
Net proceeds on issuance of common stock                                                               796             267
Purchases of treasury stock                                                                         (2,096)         (2,147)
Net cash provided by financing activities                                                          146,397          17,233
Net decrease in cash and cash equivalents                                                          (10,977)        (32,122)
Cash and cash equivalents at beginning of period                                                    37,893          71,754
Cash and cash equivalents at end of period                                                         $26,916          39,632
Supplemental data:
Interest paid                                                                                      $25,057          20,004
Income taxes paid, net of refunds received                                                           2,991           2,490
Loans transferred to other real estate                                                               2,730             951
Loans originated to finance sales of other real estate                                                 431           1,220

See accompanying notes to consolidated interim financial statements


               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     Progressive Bank, Inc. and Subsidiary
                                  (Unaudited)

Note 1:   Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Progressive Bank, Inc. ("Progressive", or, together with its subsidiary, the "Company") in conformity with generally accepted accounting principles for interim financial statements. Progressive, a New York corporation, is a bank holding company whose sole subsidiary is Pawling Savings Bank (a New York state-chartered stock savings bank). In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the consolidated interim financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

                              FINANCIAL CONDITION

Total assets of the Company were $886.0 million at September 30, 1996 as compared to $743.2 million at December 31, 1995, an increase of $142.8 million or 19.2%. The increase in total assets primarily reflects the acquisition of two Rockland County branches on April 12, 1996 and the subsequent reinvestment of these proceeds. Additionally, the purchase premium that resulted from this transaction is accounted for as an intangible asset.

The $107.7 million increase in securities consisted of a $71.1 million increase
to maturity.   The increase in securities available for sale primarily reflects purchases of $119.7 million in adjustable rate mortgage-backed securities, U.S. government agencies and U.S. Treasury notes, partially offset by maturities, sales, calls, and principal paydowns. The increase in securities held to maturity primarily reflects purchases of $46.4 million of fixed rate five- and seven-year balloon mortgage-backed securities, partially offset by principal paydowns.

At September 30, 1996, net loans totaled $567.5 million, compared to $531.7 million at December 31, 1995, an increase of $35.8 million or 6.7%. The residential mortgage segment of the loan portfolio increased $22.5 million or 5.7% (net of loan sales to the secondary market of $9.4 million) from $395.9 million at December 31, 1995 to $418.4 million at September 30, 1996. The commercial mortgage segment of the loan portfolio increased $2.1 million or 2.8% from $73.9 million at December 31, 1995 to $75.9 million at September 30, 1996. Other loans increased $12.5 million or 21.1% during the first nine months of 1996 from $59.1 million to $71.6 million.

The $149.3 million increase in deposits during the first nine months of 1996 primarily reflects the acquisition of two branches which resulted in an increase in deposits of $152.8 million.

Shareholders' equity at September 30, 1996 was $72.7 million, an increase of $4.1 million or 5.9% from December 31, 1995. This increase primarily reflects net income of $7.4 million and proceeds of $796,000 from exercises of stock options, partially offset by treasury stock purchases of $2.1 million and cash dividends of $1.6 million. Shareholders' equity, as a percent of total assets, was 8.21% at September 30, 1996 compared to 9.24% at December 31, 1995. Book value per share increased to $27.98 at September 30, 1996 from $26.13 at December 31, 1995.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates (not on a tax-equivalent basis) for the periods indicated.



                   Three Months Ended         Three Months Ended         Nine Months Ended          Nine Months Ended
                   September 30, 1996         September 30, 1995         September 30, 1996         September 30, 1995
                   Average           Average  Average           Average  Average           Average  Average           Average
                   Balance  Interest Rate     Balance  Interest Rate     Balance  Interest Rate     Balance  Interest Rate
                                                     (Dollars in thousands)

Interest-earning
assets:
Mortgage loans
(<F1>)             $493,104 10,624   8.62%    $461,718 10,027   8.69%    $486,096 31,573   8.66%    $446,412 28,829   8.61%
Other loans (<F1>)   69,402  1,697   9.78       59,204  1,469   9.93       64,804  4,816   9.91       58,416  4,206   9.60
Mortgage-backed
securities (<F2>)   116,131  1,993   6.86       80,473  1,367   6.79      106,924  5,488   6.84       82,607  3,781   6.10
U.S. Treasury and
agencies,
corporate and
other securities
(<F2>),(<F3>)       143,889  2,310   6.42       55,347    946   6.84      109,529  5,227   6.36       48,179  2,500   6.92
Interest on income
tax refund               --     --     --           --     --     --           --    420     --           --     --     --
Federal funds sold   31,046    407   5.24       29,075    439   6.04       34,067  1,286   5.03       38,759  1,663   5.72
Total
interest-earning
assets              853,572 17,031   7.98%     685,817 14,248   8.31%     801,420 48,810   8.12%     674,373 40,979   8.10%
Non-interest-
earning assets       48,980                     27,161                     43,506                     30,097
Total assets       $902,552                   $712,978                   $844,926                   $704,470
Interest-bearing liabilities:
Savings deposits
(<F4>)             $360,147  3,555   3.95%    $248,355  2,301   3.71%    $320,504  9,397   3.91%    $250,310  6,753   3.60%
Time deposits       398,406  5,401   5.42      344,375  4,947   5.75      381,755 15,664   5.47      332,849 13,453   5.39
Other borrowings         --     --     --           --     --     --        1,225     51   5.55           --     --     --
Total interest-
bearing
liabilities         758,553  8,956   4.72%     592,730  7,248   4.89%     703,484 25,112   4.76%     583,159 20,206   4.62%
Non-interest-
bearing
liabilities          71,719                     52,134                     70,738                     53,954
Total liabilities   830,272                    644,864                    774,222                    637,113
Shareholders'
equity               72,280                     68,114                     70,704                     67,357
Total liabilities
and shareholders'
equity             $902,552                   $712,978                   $844,926                   $704,470
Net earning
balance            $ 95,019                   $ 93,087                   $ 97,936                   $ 91,214
Net interest
income                       8,075                      7,000                     23,698                     20,773
Interest rate
spread
(<F5>,<F7>)                        3.26%                      3.42%                      3.36%                      3.48%
Net yield on
interest-earning
assets (margin)
(<F6>,<F7>)                        3.78%                      4.08%                      3.94%                      4.11%

(<F1>) Interest income on loans does not include interest on non-accrual loans; however, such loans have been included in the calculation of the average balances outstanding.
(<F2>) Average balances have been calculated using amortized cost.
(<F3>) Yields on tax exempt obligations have not been computed on a tax-equivalent basis, as the effect thereof  is not material.
(<F4>) Includes NOW accounts, passbook and statement savings accounts, and money market accounts.
(<F5>) Average rate on total interest-earning assets less average rate on total interest-bearing liabilities.
(<F6>) Net interest income divided by total average interest-earning assets.
(<F7>) Excluding the interest income on tax refund, the interest rate spread for the nine months ended September 30, 1996 was
3.29% and margin was 3.87%


                             RESULTS OF OPERATIONS
GENERAL
For the quarter ended September 30, 1996, the Company's net income was $2.5 million or $0.97 per share as compared to $1.8 million or $0.68 per share for the same three-month period in 1995. For the nine-month period ended September 30, 1996, the Company earned $7.4 million or $2.82 per share as compared to $5.0 million or $1.82 per share for the same period in 1995. The increases in net income for the three- and nine-month periods were primarily the result of increases in net interest income and decreases in income tax expense, partially offset by increases in other expense and the provision for loan losses.

NET INTEREST INCOME

Net interest income increased $1.1 million, or 15.4%, to $8.1 million for the three-month period ended September 30, 1996 and $2.9 million, or 14.1%, to $23.7 million for the nine-month period when compared to the same periods in 1995. The increases in net interest income for the quarter and nine months ended September 30, 1996 were primarily due to increases in interest on securities and loans, partially offset by increases in interest paid on deposits. For the three-month period ended September 30, 1996, the Company's interest rate spread narrowed by 16 basis points primarily reflecting the decrease in the average yield on earning assets, partially offset by the decrease in the cost of interest-bearing liabilities. For the nine-month period, the Company's interest rate spread narrowed by 12 basis points primarily the result of the increase in the cost of funds. The Company's net interest margin also narrowed, primarily a result of the change in interest rate spread. The reduction in net interest margin and spread was primarily due to the acquisition of deposits from GreenPoint Bank.
These proceeds were temporarily placed into investment securities until the funds could be reinvested into loans at higher spreads. The narrowing of the spread and margin for the nine months ended September 30, 1996 would have been greater without the impact of interest on income tax refunds as described in note 7 to the table on page 7.

Interest on loans increased by $825,000, or 7.2%, for the three-month period and $3.4 million, or 10.2%, for the nine-month period when compared to the same periods in 1995, primarily reflecting increases in the volume of loans outstanding. The Company anticipates further loan growth due to the reinvestment of the funds received in the branch acquisition into new loans. Average mortgage loans and other loans increased by $41.6 million for the three-month period ended September 30, 1996 and $46.1 million for the nine-month period when compared to the same periods in 1995.

Interest on mortgage-backed securities increased $626,000, or 45.8%, for the three-month period and $1.7 million, or 45.1%, for the nine-month period when compared to the same periods in 1995, primarily due to increases in the average balance outstanding due to additional security purchases as well as increases in the average yield earned on the portfolio due to purchases of securities with higher yields and upward adjustments on adjustable rate mortgage-backed securities.

Interest and dividends on U.S. Treasury and agencies, corporate and other securities increased by $1.4 million for the three-month period ended September 30, 1996 and $2.7 million for the nine-month period when compared to the same periods in 1995. These increases primarily reflect a higher average balance outstanding due to additional purchases of U.S. Treasury and agency securities, partially offset by maturities and calls during the year.

Interest on Federal funds sold and other interest income decreased $32,000 for the three-month period ended September 30, 1996 and increased $43,000 for the nine-month period when compared to the same periods in 1995. The increase for the nine-month period reflects $420,000 of interest income due to the receipt of refunds of certain prior years' Federal income taxes. This amount was substantially offset by the decline in interest income on Federal funds sold due to the decrease in the average yield as well as the decrease in the average balance outstanding for the nine-month period.

The increases in interest on interest-bearing liabilities for the three- and nine-month periods ended September 30, 1996 of $1.7 million and $4.9 million, respectively, were primarily due to increases in the average balance outstanding due to the acquisition of the Rockland County branches during the second quarter of 1996.

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

For the three- and nine-month periods ended September 30, 1996, the provision for loan losses was $600,000 and $1.5 million, respectively, as compared to $150,000 and $400,000 for the comparable periods in 1995. The higher provisions were made to increase the allowance for loan losses in line with the Company's loan growth and changes in portfolio mix. Non-performing loans increased to $6.3 million, or 1.09% of total loans, at September 30, 1996 compared to $4.4 million, or 0.83% of total loans, at September 30, 1995 and $5.8 million, or 1.07% of total loans, at December 31, 1995.

In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status. At September 30, 1996, slow paying loans amounted to $4.5 million as compared to $3.3 million at September 30, 1995 and $3.4 million at December 31, 1995.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:



                                                      Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                      1996           1995           1996           1995
                                                                   (Dollars in thousands)
Balance at beginning of period                        $8,666          8,691          8,033          9,402
Provision charged to operations                          600            150          1,500            400
                                                       9,266          8,841          9,533          9,802
Loans charged-off:
Mortgage loans:
Residential                                             (322)           (84)          (703)          (245)
Commercial                                               (78)          (312)          (119)          (546)
Construction and land                                     --            (61)            --           (819)
Other loans:
Consumer                                                 (52)           (53)          (156)          (159)
Commercial                                                --             --             (5)           (30)
Total charge-offs                                       (452)          (510)          (983)        (1,799)
Recoveries:
Mortgage loans:
Residential                                                5             --             53             60
Commercial                                                --              1             31             80
Construction and land                                      1             --            142            159
Other loans:
Consumer                                                  11             13             33             42
Commercial                                                 3              5             25              6
Total recoveries                                          20             19            284            347
Net charge-offs                                         (432)          (491)          (699)        (1,452)
Balance at end of period                              $8,834          8,350          8,834          8,350
Ratio of net charge-offs to average total
loans outstanding (annualized)                        (0.31%)        (0.38%)        (0.17%)        (0.38%)


The following table sets forth information with respect to non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate, and certain asset quality ratios at the dates indicated:



                                                 September 30,       December 31,
                                                 1996      1995      1995
                                                 (Dollars in thousands)
Non-performing loans:
Mortgage loans:
Residential properties                           $4,590     2,499     2,559
Commercial properties                               852     1,029     2,591
Construction and land                               802       800       593
                                                  6,244     4,328     5,743
Other loans                                          53        45        20
Total non-performing loans (<F1>)                 6,297     4,373     5,763
Other real estate, net                            1,717       323       405
Total non-performing assets                      $8,014     4,696     6,168
Ratio of non-performing loans to total loans       1.09%     0.83%     1.07%
Ratio of non-performing assets to total assets     0.90      0.65      0.83

Ratio of allowance for loan losses to total
non-performing loans                             140.29    190.94    139.39

(<F1>) Includes loans on non-accrual status of $6.1 million, $4.2 million and $5.6 million at September 30, 1996, September 30,
1995, and December 31, 1995, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing.  The Company generally stops accruing interest on loans that are delinquent over 90 days.


The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $1.3 million at September 30, 1996, compared to $1.4 million at September 30, 1995 and $1.5 million at December 31, 1995.

The Company's recorded investment in impaired loans consisted of commercial mortgage and construction loans totaling $1.7 million at September 30, 1996 and $3.2 million at December 31, 1995. Total impaired loans at September 30, 1996 consist of (i) loans of $962,000 for which there was an allowance for losses of $207,000 determined in accordance with SFAS No. 114 and (ii) loans of $692,000 for which there was no allowance determined under SFAS No. 114 due to the adequacy of related collateral and historical charge-offs associated with these loans. For the three and nine months ended September 30, 1996, the average recorded investment in impaired loans was $1.7 million and $2.5 million, respectively. Interest income on impaired loans is recognized on a cash basis and was not significant for the three- and nine-month periods ended September 30, 1996 and 1995.

OTHER INCOME

Sources of other income include deposit and other service fees, net gain (loss) on securities, net gain (loss) on sales of loans, and other non-interest income. Other income increased by $147,000, or 19.6%, for the three-month period ended September 30, 1996 and increased $325,000, or 15.1% for the nine-month period, compared to the same periods in 1995.

Deposit service fees, the largest component of other income, increased by $89,000, or 17.5%, for the three-month period and $307,000, or 20.5%, for the nine-month period, compared to the same periods in 1995. This was primarily the result of an increase in the amount of retail checking account fees collected. Other service fees totaled $184,000 and $511,000 for the three- and nine-month periods ended September 30, 1996, as compared to $140,000 and $456,000 for the same periods in 1995. The $194,000 net loss on securities for the nine months ended September 30, 1996 consists of the net realized loss on the second quarter sale of U.S. Treasury securities. There have been no sales of securities classified as held to maturity. Net gain on loans was $31,000 and $139,000 for the three- and nine-month periods ended September 30, 1996 compared to $1,000 and $38,000 during the same periods in 1995.

OTHER EXPENSE

Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Other expense increased by $1.2 million, or 26.5%, for the three-month period ended September 30, 1996 and $2.2 million, or 15.5%, for the nine-month period, compared to the same periods in 1995, primarily due to increases in salary and employee benefit expense, amortization of intangible assets, occupancy and equipment expense, and other operating expense. For the nine-month period, these increases were partially offset by a decrease in FDIC deposit insurance expense.

Salaries and employee benefits, the largest component of other expense, increased by $477,000, or 20.7%, for the three-month period and $1.1 million, or 16.6%, for the nine-month period, compared to the same periods in 1995. The increases primarily reflect additional expense due to the branch acquisition during the second quarter of 1996, as well as the hiring of additional staff and normal merit and promotional salary increases.

Occupancy and equipment expense increased $170,000, or 28.6%, for the three-month period ended September 30, 1996 and $503,000, or 28.8%, for the nine-month period, as compared to the same periods in the previous year, primarily due to the branch acquisition as well as other increases in depreciation, maintenance and equipment rental and repair expenses.

The net cost of other real estate increased $74,000 for the three-month period and $192,000 for the nine-month period, compared to the same periods in 1995. These increases reflect an increase of $67,000 in net holding costs for the nine-month period and increases in the provision for losses on other real estate of $75,000 and $125,000, respectively, for the three and nine months ended September 30, 1996.

FDIC deposit insurance expense increased $41,000 for the three-month period, and decreased $658,000 for the nine-month period, as compared to the same periods in the previous year. The decrease in the nine-month period was primarily the result of the reduction of the insurance premium on Pawling's deposits.

Amortization of intangible assets totaled $349,000 and $655,000 for the three and nine months ended September 30, 1996, respectively, primarily reflecting the amortization of the purchase premium as a result of the branch acquisition.

Other non-interest expense increased $74,000, or 4.9%, for the three-month period and $362,000, or 7.8%, for the nine-month period when compared to the same periods in 1995. The increases in the three- and nine-month periods primarily reflect increased foreclosure and collection expense and increased loan origination and servicing expense due to increased lending activity.

INCOME TAX EXPENSE

For the quarter ended September 30, 1996, the Company recognized an income tax expense of $174,000 consisting of a provision of $1.1 million or 41.0% of pre-tax income for the quarter, less a benefit of $941,000 from the settlement with the State of New York Department of Taxation and Finance of audits of certain prior years' New York State tax returns. For the same period in the previous year, income tax expense was $1.3 million or 41.2% of pre-tax income. For the nine-month period ended September 30, 1996, income tax expense was $1.1 million, consisting of a provision of $3.5 million or 41.1% of pre-tax income, less the State tax benefit of $941,000 referred to above and a Federal tax benefit of $1.5 million from the settlement of certain Internal Revenue Service audits during the second quarter of 1996. Income tax expense was $3.5 million (effective tax rate of 41.1%) for the same period in the previous year.

RATIOS

Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:



                                       Three Months Ended  Nine Months Ended   Year Ended
                                       September 30,       September 30,       December 31,
                                       1996      1995      1996      1995      1995
Return on assets:
Net income divided by average
total assets (<F1>)                     1.13%     1.03%     1.17%    0.94%      0.95%
Return on equity:
Net income divided by average
equity (<F1>,<F2>)                     14.08%    10.82%    13.96%    9.86%     10.04%

(<F1>) Excluding the $941,000 New York State income tax benefit, return on assets for the three months ended September 30, 1996 was 0.71% and the return on equity was 8.88%.  Excluding the $2.4 million in combined Federal and New York State income tax benefits, return on assets for the nine months ended September 30, 1996 was 0.78% and the return on equity was 9.35%.
(<F2>) Average equity includes the effect of the net unrealized gain (loss) on securities available for sale, net of taxes.


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

The Company's cash flows are classified according to their source-operating activities, investing activities, and financing activities. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows."

Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, Federal funds sold and securities maturing within one year to total assets). At September 30, 1996, the Company had a primary liquidity ratio of 5.21% as compared to 8.21% at December 31, 1995.

An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $806.3 million at September 30, 1996 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer market to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at September 30, 1996, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $88.8 million. The Company also has access to the discount window of the Federal Reserve Bank.

At September 30, 1996, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $99.5 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

On February 6, 1995, the Superintendent of Banks for the State of New York (the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. The Superintendent is now in the process of winding up the affairs of Nationar and liquidating its assets. The Company used Nationar for Federal funds transactions, as well as certain custodial and investment services. At the time of seizure, the Company had approximately $3.6 million in Federal funds sold and other deposits invested with Nationar. The Superintendent had given preliminary indications that the assets of Nationar may be inadequate to satisfy all claims of creditors in full.
Based on the foregoing and a deficit in net shareholders' equity that was noted in a report issued by the Superintendent in February 1996, management, as advised by legal counsel, believed that there was a reasonable likelihood that the Company would not recover all of its investments in Federal funds and other deposits at Nationar. During the second quarter of 1996, the Company received a partial distribution of $1.4 million, or 40% of the claim against Nationar. As of September 30, 1996, other assets include
$1.2 million in remaining claims against Nationar, net of a $1.0 million reserve for probable loss which was established in 1995. On October 23, 1996, the Superintendent announced that he has filed an application seeking the authority to pay in full the balance of all accepted unsecured claims before the end of 1996. If the court rules in favor of the Superintendent's recommendation, the Company would recover the remainder of its entire claim of 2.2 million in 1996. The Company will continue to review the situation as developments occur.

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

At September 30, 1996, Progressive's capital ratios exceeded the FRB's minimum regulatory capital requirements as follows:



                                                              Risk-Based Capital
                        Leverage Capital                  Tier 1                    Total
                        Amount(<F1>)   Ratio     Amount(<F1>)   Ratio     Amount(<F1>)   Ratio
Actual                  $62,968        7.11%     $62,968        13.60%    $68,794        14.86%
Minimum requirement      35,447        4.00       18,522         4.00      37,044         8.00
Excess                  $27,521        3.11%     $44,446         9.60%    $31,750         6.86%

(<F1>) For all capital amounts, actual capital excludes the Company's net unrealized gain of $659,000 on securities available for sale (other than a $24,000 unrealized loss on equity securities) and intangible assets of $9.1 million.


At September 30, 1996, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:



                                                              Risk-Based Capital
                        Leverage Capital                  Tier 1                    Total
                        Amount(<F1>)   Ratio     Amount(<F1>)   Ratio     Amount(<F1>)   Ratio
Actual                  $58,131        6.60%     $58,131        12.61%    $63,931        13.87%
Minimum requirement      35,256        4.00       18,437         4.00      36,875         8.00
Excess                  $22,875        2.60%     $39,694         8.61%    $27,056         5.87%

(<F1>) For all capital amounts, actual capital excludes Pawling's net unrealized gain of $703,000 on securities available for sale and intangible assets of $9.1 million.


During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed on November 9, 1994 and consisted of 147,000 shares at a total cost of $3.1 million or $21.21 per share. The second repurchase plan was completed on September 29, 1995 and consisted of 140,000 shares at a total cost of $3.3 million or $23.84 per share. A third repurchase plan, which was announced in October 1995 and completed on July 30,1996, consisted of 135,000 shares at a total cost of $3.9 million or $28.78 per share. On October 21, 1996, the Company announced a fourth plan to repurchase 130,000 shares, or approximately 5% of outstanding stock, over a six- to nine-month period. The Company considers its stock to be an attractive investment and believes these programs will increase shareholder value.

On October 8, 1996, the Company's Board of Directors declared a dividend of twenty cents ($0.20) per common share, payable on November 29, 1996 to shareholders of record as of October 31, 1996.

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

Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was -8.25% at September 30, 1996. A negative gap exists when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets expected to mature or reprice in a given period. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may result in an increase in interest expense paid on liabilities that is greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which may reprice before interest-earning assets, it does not indicate the extent to which they will reprice.
Therefore, at times, a negative gap may not produce higher margins in a declining rate environment.

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

The following table summarizes the Company's interest rate sensitive assets and liabilities at September 30, 1996 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.



                                                           Within         One to Five    Over Five
                                                           One Year       Years          Years
                                                           (Dollars in thousands)
Total interest-earning assets                               $435,893      338,959         61,088
Total interest-bearing liabilities                           508,989      118,423        119,531
Excess (deficiency) of interest-earning assets
over interest-bearing liabilities                          ($ 73,096)     220,536        (58,443)
Excess (deficiency) as a percent of total assets              (8.25%)      24.89%         (6.60%)
Cumulative excess (deficiency) as a percent of total
assets                                                        (8.25%)      16.64%         10.04%


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

Date: October 31, 1996

/s/ Peter Van Kleeck
Peter Van Kleeck
President and Chief Executive Officer

Date: October 31, 1996

/s/ Robert Gabrielsen
Robert Gabrielsen, Treasurer
Principal Financial Officer and
Principal Accounting Officer

                                   Exhibit I

                      Computation of Net Income Per Share



                                                           Three Months Ended  Nine Months Ended
                                                           September 30,       September 30,
                                                           1996      1995      1996      1995
Net income                                                 $2,545    $1,842    $7,401    $4,980
Weighted average common shares (<F1>,<F2>)                  2,611     2,714     2,623     2,733
Net income per share                                       $ 0.97    $ 0.68    $ 2.82    $ 1.82

<F1> Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation for any of the periods presented.

<F2> Net of treasury stock.