Form 10-K
period 1996-12-31
PROGRESSIVE BANK INC
filed 1997-03-20
CIK 797507

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended December 31, 1996

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ___________ to ____________

                         Commission File Number 0-15025

                             PROGRESSIVE BANK, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           New York                                            14-1682661
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                     1301 Route 52, Fishkill, New York 12524
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (914) 897-7400

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $1.00
                          -----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 10, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $91,797,216.

     As of March 10, 1997, 3,824,884 shares of registrant's common stock were outstanding.

--------------------------------------------------------------------------------

                             PROGRESSIVE BANK, INC.
                       Annual Report for 1996 on Form 10-K


                                TABLE OF CONTENTS


                                     PART I
                                                                           Page
                                                                           ----

Item  1.  Business..................................................       2-19
Item  2.  Properties................................................       19
Item  3.  Legal Proceedings.........................................       20
Item  4.  Submission of Matters to a Vote of Security Holders.......       20

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related
            Shareholder Matters.....................................       20
Item  6.  Selected Financial Data...................................       20
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................       20-36
Item  8.  Financial Statements and Supplementary Data...............       36-68
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.....................       69

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........       69
Item 11.  Executive Compensation....................................       69-70
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..............................................       70
Item 13.  Certain Relationships and Related Transactions............       70

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.....................................       70-72

          SIGNATURES................................................       73-74


                       DOCUMENTS INCORPORATED BY REFERENCE

          Documents                    Part of Form 10-K into which incorporated
          ---------                    -----------------------------------------

Portions of the Annual Report to       Part II
 Shareholders for fiscal year
 ended December 31, 1996

Portions of the Proxy Statement        Part III
 for Annual Meeting of Share-
 holders to be held April 24, 1997

                                     PART I

ITEM 1. BUSINESS

General

     Progressive Bank, Inc. ("Progressive," or, together with its wholly owned subsidiary, the "Company") is a bank holding company that was organized under the laws of the State of New York on April 18, 1986 for the purpose of acquiring all of the issued and outstanding shares of Pawling Savings Bank ("Pawling") under a Plan of Reorganization. The reorganization was completed on October 17, 1986.

     Pawling, a New York state-chartered stock savings bank, was organized in 1870 as a mutual savings bank and converted to stock form in 1984. Pawling currently conducts business through a network of 17 full service branch locations in seven southern tier counties of New York State: Dutchess, Sullivan, Orange, Putnam, Ulster, Rockland and Westchester. In 1993, the Company began originating loans in the Connecticut counties of Fairfield, Hartford, New Haven and Litchfield. In addition, originations of one-to-four family mortgage loans were expanded in 1995 to include the New York counties of Nassau and Suffolk. Pawling provides a full range of community banking services to meet the needs of the communities it serves. Pawling is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in residential and commercial mortgages, consumer loans and securities. In April 1996, Pawling completed the acquisition of two branch offices in Rockland County, New York and assumed deposit liabilities of approximately $152.8 million.

     The Company had net income of $9.3 million, or $2.38 per share, for the year ended December 31, 1996. Total assets at December 31, 1996 were $875.2 million. At December 31, 1996, the Company employed 276 people on a full-time equivalent basis.

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

     The Company's competition for loans comes principally from savings banks, credit unions, savings and loan associations, commercial banks, mortgage banking companies and insurance companies. The Company competes successfully for loans primarily by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive in its market area. Its most direct competition for deposits has historically come from savings banks, credit unions, savings and loan associations and commercial banks. Additionally, the Company faces competition for deposits from money market funds, stock and bond mutual funds, brokerage companies and insurance companies. Competition may eventually increase as a result of recent legislation lifting the restrictions on interstate operations of financial institutions. The anticipated impact of such legislation on the Company is not expected to be significant. The Company competes for deposits by offering a variety of customer services and deposit accounts at generally competitive interest rates.

     Management considers the Company's reputation for financial strength, customer service and its community bank orientation as its major competitive advantage in attracting customers in its market area.

Potential Impact of Changes in Interest Rates

     The Company's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest and dividend income on earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. When the amount of interest-earning assets differs from the amount of interest-bearing liabilities expected to mature or reprice in a given period, a significant change in market rates of interest may affect net interest income. The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans and mortgage-backed securities in its portfolio and maintaining a large base of core deposits. See further discussion under "Asset/Liability Management" beginning on page 34 of this report.

Regulation and Supervision

Capital Requirements

     As a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), Progressive is subject to regulation and supervision by the Federal Reserve Board ("FRB"). Accordingly, its activities are subject to certain limitations, and transactions between Pawling and Progressive are subject to certain restrictions. The FRB applies various guidelines in assessing the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to the FRB. Under the current leverage capital guidelines, most bank holding companies must maintain consolidated Tier 1 capital of 4.0% of total assets. Tier 1 capital consists of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less substantially all intangible assets, identified losses and investments in certain subsidiaries.

     The FRB has also adopted a set of risk-based capital adequacy guidelines, which require bank holding companies to maintain capital according to the risk profile of their asset portfolios and certain off-balance sheet items. The guidelines set forth a system for calculating risk-weighted assets by assigning assets (and credit-equivalent amounts for certain off-balance sheet items) to one of four broad risk-weight categories. As a percentage of risk-weighted assets, a minimum ratio of 4.0% must be maintained for Tier 1 capital and 8.0% for total capital.

     Pawling, as a New York state-chartered stock savings bank, is subject to regulation and supervision by the New York State Banking Department as its chartering agency and by the Federal Deposit Insurance Corporation ("FDIC") as its deposit insurer. Pawling derives its lending, investment and other powers from the applicable provisions of New York law and the regulations of the New York State Banking Board, subject to limitation or modification under applicable federal law and regulations of such agencies as the FDIC or FRB. FDIC regulations require insured banks, such as Pawling, to maintain minimum levels of capital. The FDIC regulations follow, in substance, the leverage and risk-based capital guidelines adopted by the FRB for bank holding companies.

     At December 31, 1996, Progressive and Pawling met all capital adequacy requirements to which they are subject. For a further discussion and comparison of actual capital to the minimum regulatory requirements, see "Capital" beginning on page 32 of this report.

Federal Deposit Insurance Corporation Improvement Act

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. The provisions of FDICIA strengthen federal supervision and examination of insured depository institutions; require prompt regulatory action when a depository institution experiences financial difficulties; mandate the establishment of a risk-based deposit insurance assessment system; and require imposition of numerous additional safety and soundness standards.

     FDICIA established a system of prompt corrective action applicable to undercapitalized institutions. The system is based on capital levels that are used to define five categories of banks -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under this system, the banking regulators are required to take certain supervisory actions with respect to undercapitalized institutions. The severity of these actions depends upon the institution's degree of under capitalization. Generally, subject to a narrow exception, FDICIA requires the banking regulators to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after being considered critically undercapitalized. Well-capitalized institutions are defined as those with a leverage capital ratio over 5.0%, a Tier 1 risk-based capital ratio over 6.0%, and a total risk-based capital ratio over 10.0%. Pawling met the definition of a well-capitalized institution at December 31, 1996 with leverage, Tier 1 risk-based and total risk-based capital ratios of 6.6%, 12.3% and 13.5%, respectively.

     FDICIA also placed restrictions on investments by and activities of insured state banks such as Pawling. State banks and their subsidiaries may not engage in activities that are not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is in compliance with, and continues to comply with, applicable federal capital standards. While national banks are not permitted to invest in equity securities, FDICIA contained a limited exception permitting the continued investment by certain state-chartered banks in equity securities listed on national securities exchanges and in shares of companies registered under the Investment Company Act of 1940. FDICIA requires, however, that such equity investments in the future not exceed 100% of a bank's Tier 1 capital; moreover, FDICIA allows the FDIC to further limit the amount of such equity security investments, based upon an institution's capital position and overall financial condition. The limitation imposed by FDICIA has not affected Pawling. At December 31, 1996, the amount invested by Pawling in such equity securities represented only 0.4% of its Tier 1 capital.

     As required by FDICIA, each federal banking agency has adopted uniform regulations prescribing standards for extensions of credit secured by real estate or made for the purpose of financing the construction of improvements on real estate. The FDIC regulations require each bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and that are appropriate to the size of the institution and the nature and scope of its real estate lending activities. Pawling's policy is consistent with the applicable FDIC guidelines, which include loan-to-value ratio limits for various types of real estate loans. Institutions are permitted to make a limited number of loans that do not conform to these loan-to-value limits, provided the exceptions are reviewed and justified appropriately. Implementation of these new real estate lending standards has not had a significant effect on the Company's lending activities.

     FDICIA imposed additional reporting requirements on depository institutions with total assets of more than $500.0 million, such as Pawling. Among other things, management is required to prepare an annual report that contains assessments of (1) the effectiveness as of year end of the institution's internal control structure and procedures over financial reporting and (2) the institution's compliance during the year with certain designated safety and soundness laws and regulations (those applicable to insider transactions and dividend limitations). The institution is also required to engage an independent public accountant to attest to management's assertion concerning internal controls over financial reporting. Institutions affected by these requirements must also have an audit committee composed entirely of independent outside directors.

     In accordance with FDICIA, insured institutions have been subject to a risk-based system for assessing federal deposit insurance premiums since January 1, 1993. The risk-based assessment is based on the institution's placement by the FDIC into one of nine categories using a two-step process that considers the institution's capital ratios and overall risk profile. The risk-based premiums currently range from an annual rate of 0.00% to 0.27% of assessable deposits. Effective January 1, 1997, institutions insured by the Bank Insurance Fund ("BIF") of the FDIC, such as Pawling, are also required to pay an assessment related to the cost of Financing Corporation ("FICO") bonds, in accordance with the Deposit Insurance Funds Act of 1996. The initial FICO annual assessment rate is approximately 0.013% of deposits for all BIF-insured institutions, and is not tied to the FDIC risk-based insurance premium rates.

Federal Reserve System Regulations

     FRB regulations require Pawling to maintain reserves against its transaction accounts. These regulations generally require that depository institutions maintain a reserve of 3.0% against transaction accounts totaling $52.0 million or less (except that $4.3 million of transaction accounts is exempt from the reserve requirement) plus 10% of that portion of total transaction accounts in excess of $52.0 million. These amounts and percentages are subject to adjustment by the FRB. At December 31, 1996, Pawling had aggregate reserves (in the form of deposits with the Federal Reserve and cash on hand) of $3.8 million to meet those requirements.

     Pursuant to the BHCA, the FRB has power to regulate the activities of bank holding companies such as Progressive. The FRB generally prohibits bank holding companies and their subsidiaries from engaging in activities other than banking, managing banks, or controlling banks, or activities which are "so closely related to banking as to be a proper incident thereto." By regulations and rulings, the FRB has defined certain activities as being "so closely related to banking as to be proper incident thereto," and has exempted certain other activities from the general prohibition against nonbanking activities. Permissible activities include servicing activities rendered on behalf of the holding company and its subsidiaries; ownership of voting securities of a company that, in the aggregate, represent less than 5.0% of outstanding shares of any class of voting securities of a company; acting as investment or financial advisor within certain limitations; and providing securities brokerage services.

     Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of their consolidated retained earnings. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. See also note 13 to the consolidated financial statements regarding dividend restrictions.

Federal Home Loan Bank System

     Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") which is one of twelve regional Federal Home Loan Banks. As a member of the FHLBNY, Pawling is required to acquire and hold shares of capital stock in the FHLBNY in an amount at least equal to the greater of (i) 1.0% of the aggregate principal amount of the institution's unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, (ii) 0.3% of its assets or (iii) one-twentieth of outstanding FHLBNY advances. At December 31, 1996, Pawling held stock in the FHLBNY in the amount of $4.4 million, which satisfied this requirement.

     The FHLBNY provides a credit facility for member institutions. It makes advances to members in accordance with the policies and procedures established by the Board of Directors of the FHLBNY. Advances from the FHLBNY are secured by stock in the FHLBNY and certain types of mortgage loans and other assets. The maximum amount of credit which the FHLBNY will advance, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with changes in policies of the FHLBNY. Interest rates charged on advances vary depending on the purpose of the borrowing, maturity period of the advances, and the cost of funds to the FHLBNY.

Other Aspects of Federal and State Law

     Pawling is also subject to various federal and state statutory and regulatory provisions covering, among other things, security procedures, currency reporting, insider and affiliated party transactions, management interlocks, community reinvestment, electronic funds transfers and funds availability.

Lending Activities

General

     The Company offers a variety of loan products to serve both consumer and commercial borrowers within its primary market area of Dutchess, Sullivan, Orange, Putnam, Ulster, Rockland and Westchester counties in New York. Since 1993, the Company has originated one-to-four family mortgage loans on properties in Connecticut, primarily the counties of Fairfield and Litchfield. One-to-four family mortgage loans are also originated on properties in the New York counties of Nassau and Suffolk. Certain indirect automobile loans are originated in the Albany, New York area.

     The Company's mortgage lending activities include loans secured by one-to-four family homes, multi-family properties with five or more units, and commercial properties. Loans are made on existing properties and, to a lesser extent, on properties under construction. The Company satisfies a variety of consumer credit needs by providing home equity lines of credit, home improvement loans, automobile loans, mobile home loans, personal loans, credit cards, student loans and unsecured lines of credit. Commercial loan products include secured and unsecured lines of credit, revolving credit, installment loans and term loans.

     The Company's lending is subject to its written underwriting standards and to loan origination procedures, prescribed by management. Detailed loan applications are obtained to assist in determining the borrower's ability to repay. Additional information is obtained through credit reports, financial statements and confirmations. The Company accepts loan applications at all of its branch locations and its commercial loan centers. Applications are obtained through the Company's mortgage origination staff and third-party mortgage brokers. Residential mortgage, consumer and commercial loans are all serviced at the Administrative Headquarters in Fishkill.

     One-to-four family residential mortgage loans up to $1,250,000 may be approved by a combination of certain senior lending officers. Commercial real estate loans up to $300,000 may be approved by a combination of two commercial loan officers. Commercial real estate loans up to $750,000 must be approved by Pawling's Loan Committee which is chaired by Pawling's President or Chief Lending Officer and which meets on a weekly basis. Pawling's Board of Directors approves residential mortgage loans in excess of $1,250,000, commercial mortgage loans in excess of $500,000, and loans which cause the total loans granted to any one borrower to exceed $1,500,000. Unsecured loans in excess of $250,000 must also be approved by Pawling's Board of Directors. In general, the Company has established a limit for any one loan of $1,500,000 and a limit for total loans to any one borrower of $3,000,000.

Loan Portfolio Composition

     At December 31, 1996, the Company's net loans of $583.6 million represented 66.7% of total assets. The percentage distribution of the portfolio was as follows: 72.6% in residential mortgage loans (principally one-to-four family residential loans); 13.7% in commercial mortgage loans; 1.5% in construction and land loans; and 12.2% in other loans (principally automobile financing and mobile home loans). Of the total mortgage loan portfolio, $480.6 million, or 92.6%, represent loans of which the Company is in the first lien position.

     The following is a summary of the loan portfolio at December 31:

                                      1996                  1995                 1994               1993                1992
                               ----------------------------------------------------------------------------------------------------
                                 Amount       %        Amount      %        Amount      %      Amount       %      Amount      %
                               ----------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Mortgage loans:
   Residential properties:
      One-to-four family ....  $ 401,026     67.8     370,591     68.6     322,477     66.7    290,728     65.0    247,217     63.5
      Multi-family ..........     28,138      4.8      25,354      4.7      23,651      4.9     19,196      4.3     13,777      3.5
   Commercial properties ....     81,117     13.7      73,851     13.7      66,410     13.7     78,049     17.5     80,218     20.6
   Construction and land ....      8,871      1.5      10,773      2.0      12,859      2.7      9,449      2.1      5,658      1.5
-----------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans ..    519,152     87.8     480,569     89.0     425,397     88.0    397,422     88.9    346,870     89.1
-----------------------------------------------------------------------------------------------------------------------------------

Other loans:
   Automobile financing .....     26,121      4.4      21,936      4.1      25,146      5.2     19,993      4.4     14,756      3.8
   Mobile home ..............     26,185      4.4      22,885      4.2      20,425      4.2     17,347      3.9     14,495      3.7
   Consumer installment .....      2,798      0.5       2,621      0.5       3,067      0.6      3,566      0.8      4,059      1.0
   Business installment .....     11,392      1.9       6,284      1.2       4,277      0.9      3,981      0.9      4,677      1.2
   Student ..................      1,806      0.3       1,716      0.3       1,621      0.4      1,256      0.3        696      0.2
   Other ....................      4,167      0.7       3,681      0.7       3,384      0.7      3,446      0.8      3,720      1.0
-----------------------------------------------------------------------------------------------------------------------------------
      Total other loans .....     72,469     12.2      59,123     11.0      57,920     12.0     49,589     11.1     42,403     10.9
-----------------------------------------------------------------------------------------------------------------------------------

       Total loans ..........    591,621    100.0     539,692    100.0     483,317    100.0    447,011    100.0    389,273    100.0
Allowance for loan losses ...     (9,231)              (8,033)              (9,402)            (13,920)            (15,161)
Net deferred loan origination
   costs (fees) .............      1,164                   55                 (836)             (2,019)             (2,574)
-----------------------------------------------------------------------------------------------------------------------------------
      Total loans, net ......  $ 583,554              531,714              473,079             431,072             371,538
===================================================================================================================================

Mortgage loans by type of
  interest rate:
      Fixed .................  $ 158,417     30.5     182,013     37.9     202,027     47.5    264,666     66.6    284,352     82.0
      Adjustable ............    360,735     69.5     298,556     62.1     223,370     52.5    132,756     33.4     62,518     18.0
-----------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans ..  $ 519,152    100.0     480,569    100.0     425,397    100.0    397,422    100.0    346,870    100.0
===================================================================================================================================

     The following table sets forth the contractual maturity or period to repricing of the loan portfolio at December 31, 1996. The table does not include estimated prepayments but does include scheduled repayments of principal. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change or the scheduled maturity, whichever is earlier. Management believes that the actual period to repricing will be shorter than indicated in the table as a result of prepayments, although prepayments tend to be highly dependent on interest rate levels.

                                           One to   Three to   Five to
                              Less than    Three      Five       Ten    Over Ten
                               One Year    Years      Years     Years     Years     Total
------------------------------------------------------------------------------------------
                                                     (In thousands)
Mortgage loans:
   Residential .............  $235,840     79,871    22,522    18,397    72,534    429,164
   Commercial ..............    35,421      8,828    15,877    18,341     2,650     81,117
   Construction and land ...     6,190      1,357     1,131       193      --        8,871
------------------------------------------------------------------------------------------
     Total mortgage loans ..   277,451     90,056    39,530    36,931    75,184    519,152
Other loans ................    25,676     18,892     9,576     7,694    10,631     72,469
------------------------------------------------------------------------------------------
     Total loans ...........  $303,127    108,948    49,106    44,625    85,815    591,621
==========================================================================================

     The following table sets forth, by type of interest rate, the dollar volumes of all loans contractually due in, and with a period to repricing of, more than one year at December 31, 1996.

                              Predetermined         Floating or
                                  Rates           Adjustable Rates         Total
--------------------------------------------------------------------------------
                                                   (In thousands)
Mortgage loans:
  Residential...............       $108,405                 84,919       193,324
  Commercial................         18,875                 26,821        45,696
  Construction and land.....          1,658                  1,023         2,681
--------------------------------------------------------------------------------
    Total mortgage loans....        128,938                112,763       241,701
Other loans.................         46,793                     --        46,793
--------------------------------------------------------------------------------
    Total loans.............       $175,731                112,763       288,494
================================================================================

Residential Mortgage Lending

     The Company, through its retail mortgage origination staff and its wholesale loan correspondents, actively solicits residential mortgage loan applications from new and existing customers, builders and real estate brokers. All loans are then underwritten and serviced at the Fishkill Administrative Headquarters. Traditionally, it was Pawling's policy to only make loans secured by properties located within its primary New York service area. Beginning in 1993, the Company expanded this policy to include additional markets in New York State and Connecticut.

     The Company's commitments to originate residential mortgage loans are generally made for periods of up to 60 days from the date of approval. Longer commitment periods can be negotiated for special programs. Borrowers are offered the option to lock in the rate at the time of application or to lock in the rate in effect up to five days prior to the closing, depending on the mortgage program selected. Outstanding residential mortgage loan commitments, including construction loans on pre-sold homes and unadvanced home equity lines of credit, totaled $65.2 million at December 31, 1996.

     The Company's loan-to-value policy, for owner occupied one-to-four family residences, is generally to lend up to 95% of the sales price or appraised value, whichever is less. Private mortgage insurance is primarily required on mortgages with loan-to-value ratios above 80%. Acceptable loan-to-value ratios decrease for larger loans. The actual loan-to-value ratios and amounts are determined by secondary market investor guidelines and market conditions. On non-owner occupied residential properties, the Company generally makes loans of up to 75% of the sales price or appraised value, whichever is less. These loans are amortized with principal and interest due on a monthly basis. Residential mortgage loans are underwritten and approved to be held in the Company's own loan portfolio or to be sold to investors in the secondary market. Typically, the Company holds in its portfolio adjustable rate mortgages which have a contractual maturity of up to 30 years.

     As a result of selling mortgage loans in the secondary market while retaining the related servicing rights, the Company serviced $55.2 million in primarily fixed-rate mortgage loans for investors at December 31, 1996, for which the Company is paid a servicing fee. The Company is an approved seller/servicer for Fannie Mae and an approved seller to the State of New York Mortgage Agency ("SONYMA"), and also participates in selected private secondary market programs.

Commercial and Construction Mortgage Lending

     Commercial mortgage loans originated directly by the Company require a primary and secondary source of repayment, a net cash flow of at least 1.2 times debt service payments, and a loan-to-value ratio not greater than 70%.

     The Company's construction mortgage loans are primarily originated for one-to-four family owner occupied residences, multi-family properties and, to a lesser extent, owner occupied commercial properties. Construction loans on pre-sold homes, which are classified in the Company's one-to-four family residential mortgage portfolio, totaled $47.2 million at December 31, 1996, while other construction loans totaled $8.9 million. Loan-to-value ratios vary by property type with residential construction not exceeding 80% and multi-family and commercial construction not exceeding 70%. In most cases, the Company continues as the permanent mortgage lender after construction is completed. Construction loans originated are usually for an initial term of 12 months after which the loan may be converted into a permanent loan providing for principal and interest payments. Disbursements are made during the construction period based on the percentage of work completed as determined by qualified inspectors.

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

                                             1996       1995       1994       1993       1992
-----------------------------------------------------------------------------------------------
                                                              (In thousands)
Mortgage loans at beginning of year ....  $ 480,569    425,397    397,422    346,870    344,625
Loans originated .......................    183,873    143,877    165,946    150,995     76,201
Loan prepayments .......................    (75,725)   (40,415)   (47,639)   (41,868)   (29,391)
Other payments .........................    (49,844)   (33,736)   (33,268)   (38,380)   (27,188)
Loans sold .............................    (11,446)   (12,259)   (49,942)   (11,535)    (1,503)
Charge-offs ............................     (1,286)    (2,135)    (5,925)    (3,194)    (4,375)
Other activity, net (including transfers
  to other real estate) ................     (6,989)      (160)    (1,197)    (5,466)   (11,499)
-----------------------------------------------------------------------------------------------
Mortgage loans at end of year ..........  $ 519,152    480,569    425,397    397,422    346,870
===============================================================================================

Consumer Lending

     In recent years, the Company has increased its emphasis on the origination of consumer loans. These loans generally have shorter terms and higher rates of interest. The Company offers a variety of consumer loans, including personal loans, credit cards, home equity lines of credit, fixed rate home equity loans, home improvement loans, mobile home loans, passbook or certificate account loans, indirect and direct automobile loans and student loans.

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

Business Lending

     The Company offers a variety of commercial loan products to businesses including installment and time notes, lines of credit, revolving credit and term loans. During 1996, the Company began increasing its emphasis on business lending, resulting in growth of $5.1 million or 81.3% for the year. The Company promotes commercial loan products within its defined market area to companies with sales of typically less than $10.0 million per year. Commercial loans are underwritten based on the cash flow and financial condition of the borrowing business and applicable collateral. Repayment of these loans is generally guaranteed by the majority owners of the businesses in question and may be further collateralized by assets of those individual guarantors. The interest rates on business loans are generally variable rates that change with market conditions and are priced in relation to the "prime rate."

Loan Interest Rates and Fees

     The interest rates charged by the Company on its loans are primarily determined through the use of financial modeling to ensure appropriate returns, as well as consideration of: competitive rates being offered in its market area; the availability of lendable funds; the Company's cost of funds; the demand for loans and portfolio concentration considerations. The Company's average interest rate earned on its loan portfolio was 8.84% for the year ended December 31, 1996, as compared to 8.75% for the year ended December 31, 1995.

     In addition to the contractual rates of interest earned on loans, the Company receives fees related to new and existing loans which include late charges, loan modification fees, prepayment penalties and fees associated with the sale of credit life and disability insurance. The Company also receives origination and servicing fees as a result of sales of mortgage loans originated and serviced for others. In addition, Progressive generates settlement fees by providing loan related services to Pawling's borrowers. Income realized from these activities varies with the volume and type of loans made.

     Loan origination fees and certain direct origination costs are deferred and subsequently recognized in interest income, using the level yield method, over the contractual loan term. Amortization ceases when loans are placed on non-accrual status and resumes when loans are returned to accrual status.

Asset Quality

     In 1996, the Company continued to emphasize residential mortgage lending. Mortgage loans secured by one-to-four family residential properties increased in 1996 by $30.4 million, or 8.2%, to $401.0 million at December 31, 1996, representing 67.8% of total loans. Other mortgage loans, consumer loans and commercial loans increased in 1996 by $21.5 million, or 12.7%, to $190.6 million at December 31, 1996.

     Management continually reviews delinquent loans to assess problem situations and to quickly and efficiently remedy these problems whenever possible. The Company's collection department contacts the borrower when a loan becomes delinquent. When a payment is not made within 15 days of the due date, a late notice is generated and a late charge is assessed. After 60 days of delinquency, a notice is sent warning the borrower that foreclosure proceedings may commence. If the delinquency has not been cured within a reasonable period of time, the Company, when collateral is available, institutes appropriate action to foreclose the property or repossess the assets. If the Company is the successful bidder at the foreclosure sale, the property is recorded as "other real estate." When the property is acquired, it is recorded at fair value less the estimated costs to dispose of the property. All costs incurred in maintaining the property from the date of acquisition are expensed.

     The Loan Review Committee of Pawling meets at least monthly or more frequently as deemed necessary to review: all real estate loans of $250,000 and over which are more than 30 days delinquent; all delinquent construction loans; other mortgage loans and consumer loans which are 90 days or more delinquent; all other real estate properties; all loans in the process of foreclosure; and all other classified loans. The results of this analysis are reported to the Board of Directors on a monthly basis.

     The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loss experience, changes in the nature and volume of the loan portfolio, and current economic conditions. When doubt exists in the view of management as to the collectibility of the remaining balance of a loan, the Company will charge-off that portion deemed to be uncollectible. While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary based on, among other things, changes in economic and real estate market conditions and in the credit risk inherent in the loan portfolio.

     Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:

                                                1996       1995        1994        1993        1992
----------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Balance at beginning of year..............    $ 8,033      9,402      13,920      15,161      15,814
Provision charged to operations...........      2,300        600       1,500       2,000       3,500
----------------------------------------------------------------------------------------------------
                                               10,333     10,002      15,420      17,161      19,314
----------------------------------------------------------------------------------------------------
Loans charged-off:
   Mortgage loans:
     Residential..........................       (954)      (376)     (1,259)       (812)       (964)
     Commercial...........................       (332)      (593)     (4,391)     (1,078)       (916)
     Construction and land................       --       (1,166)       (275)     (1,304)     (2,495)
   Other loans:
     Consumer.............................       (267)      (219)       (235)       (257)       (295)
     Commercial...........................         (5)       (30)        (57)        (28)       (146)
----------------------------------------------------------------------------------------------------
        Total charge-offs(1).............      (1,558)    (2,384)     (6,217)     (3,479)     (4,816)
----------------------------------------------------------------------------------------------------
Recoveries:
   Mortgage loans:
     Residential..........................         54         84          12          48         132
     Commercial...........................        106         80          28         110         219
     Construction and land................        217        189          37          10         103
  Other loans:
     Consumer.............................         50         56          71          49          44
     Commercial...........................         29          6          51          21         165
----------------------------------------------------------------------------------------------------
        Total recoveries..................        456        415         199         238         663
----------------------------------------------------------------------------------------------------
Net charge-offs...........................     (1,102)    (1,969)     (6,018)     (3,241)     (4,153)
----------------------------------------------------------------------------------------------------
Balance at end of year....................    $ 9,231      8,033       9,402      13,920      15,161
====================================================================================================
Ratio of net charge-offs to average loans
  outstanding during the year.............      0.20%      0.38%       1.29%       0.79%       1.08%
========================================== ========== ========== =========== =========== ===========

(1) Includes $3.9 million in 1994 applicable to bulk sales of non-performing mortgage loans and other mortgage loans with relatively high credit risk.

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

                                             1996   1995   1994    1993    1992
--------------------------------------------------------------------------------
                                                       (In thousands)
   Mortgage loans:
      Residential ........................  $4,639  1,678  3,706   4,354   4,398
      Commercial and other ...............   2,953  5,448  4,870   8,662  10,105
   Other loans ...........................   1,639    907    826     904     658
--------------------------------------------------------------------------------
     Total allowance for loan losses .....  $9,231  8,033  9,402  13,920  15,161
================================================================================

     See "Asset Quality" beginning on page 29 for further information concerning the Company's asset quality, including a table summarizing non-preforming assets and other information for each of the past five years.

Securities

     The Company has authority to invest in a variety of debt securities rated AA or better and in equity securities. Securities purchased by the Company conform to the statutory requirements of the New York State Banking Law, the rules and regulations of the FDIC and the FRB's policy on investments. The Company can invest in securities such as United States Treasury obligations, securities of various government agencies, mortgage-backed securities, corporate obligations, municipal obligations, and a limited amount of preferred and common stock.

     Management recommends and implements the Company's investment policy, subject to approval by the Board of Directors. The implementation of the policy is monitored and reviewed by the Board of Directors at its regularly scheduled meetings.

     Securities are classified as held to maturity securities, trading securities, or available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted effective January 1, 1994. Securities held to maturity are limited to debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available for sale. At December 31, 1996, the carrying values of securities available for sale totaled $137.8 million and securities held to maturity totaled $72.6 million.

     Held to maturity securities are carried at amortized cost under SFAS No.
115. Available for sale debt securities and marketable equity securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of taxes). Non-marketable equity securities (principally FHLBNY stock) are included in securities available for sale at cost, as there is no readily available market value. The Company has no trading securities.

     The following table summarizes the amortized cost and fair value of the Company's securities as of December 31:

                                                   1996               1995                 1994
                                            ----------------------------------------------------------
                                            Amortized   Fair   Amortized    Fair    Amortized  Fair
                                               Cost     Value     Cost      Value      Cost    Value
------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Securities available for sale:
  Debt securities:
    United States Treasury and agencies ...  $ 86,860   86,883   47,458     47,863   29,116     28,644
    Mortgage-backed securities ............    41,640   42,885   43,462     44,835     --         --
    Corporate and other ...................     3,190    3,242    9,704      9,904   12,849     12,851
------------------------------------------------------------------------------------------------------
      Total debt securities ...............   131,690  133,010  100,624    102,602   41,965     41,495
  Equity securities .......................     4,786    4,782    4,351      4,299    2,333      2,421
------------------------------------------------------------------------------------------------------
      Total securities available for sale..   136,476  137,792  104,975    106,901   44,298     43,916
Securities held to maturity:
  Mortgage-backed securities ..............    72,614   72,315   40,148     40,386   83,764     81,172
------------------------------------------------------------------------------------------------------
      Total securities ....................  $209,090  210,107  145,123    147,287  128,062    125,088
======================================================================================================

     Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of the securities. The Company principally purchases adjustable rate securities which generally are classified as available for sale and five- and seven-year balloon payment securities which are generally classified as held to maturity. Balloon payment securities, which have an expected average life of approximately two to four years, generally provide for principal amortization based on a thirty-year amortization schedule, with a balloon payment of the remaining principal at the end of a five- or seven-year period.

     The following table summarizes the amortized cost and fair value of the Company's mortgage-backed securities at December 31:

                                                1996                1995                1994
                                         ----------------------------------------------------------
                                         Amortized   Fair    Amortized   Fair    Amortized   Fair
                                            Cost     Value      Cost     Value      Cost     Value
---------------------------------------------------------------------------------------------------
                                                               (In thousands)
Available for sale:
    Fannie Mae certificates ............  $ 25,591   26,288    26,335    27,053      --        --
    Freddie Mac certificates ...........    16,049   16,597    17,127    17,782      --        --
---------------------------------------------------------------------------------------------------
     Total available for sale ..........    41,640   42,885    43,462    44,835      --        --
---------------------------------------------------------------------------------------------------
Held to maturity:
    Fannie Mae certificates ............    41,202   40,938    18,232    18,328    39,635    38,174
    Freddie Mac certificates ...........    31,412   31,377    21,916    22,058    44,129    42,998
---------------------------------------------------------------------------------------------------
     Total  held to maturity ...........    72,614   72,315    40,148    40,386    83,764    81,172
---------------------------------------------------------------------------------------------------
     Total mortgage-backed securities ..  $114,254  115,200    83,610    85,221    83,764    81,172
===================================================================================================

     The following table sets forth the amortized cost and weighted average yields of the Company's debt securities at December 31, 1996, by type of security and by remaining term to maturity. With respect to mortgage-backed securities, the table is based on contractual maturities and does not include estimated prepayments or scheduled repayments of principal. Management believes that the actual maturities will be substantially shorter than indicated as a result of prepayments and scheduled repayments, although prepayments tend to be highly dependent on interest rate levels.

                                               After One     After Five
                                                Year But     Years But
                                    Within       Within        Within      Over
                                   One Year    Five Years     Ten Years  Ten Years   Total
-------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Mortgage-backed securities:
   Fannie Mae certificates......  $       50      3,667        26,124      36,952    66,793
   Freddie Mac certificates.....       8,558      7,959         6,720      24,224    47,461
-------------------------------------------------------------------------------------------
     Total......................  $    8,608     11,626        32,844      61,176   114,254
-------------------------------------------------------------------------------------------
     Weighted average yield.....        6.71%      6.68%         6.71%       7.21%     6.97%
===========================================================================================

Other debt securities:
   U.S. Treasury and agencies...  $   20,926     65,934           --          --     86,860
   Corporate and other..........       2,100      1,090           --          --      3,190
-------------------------------------------------------------------------------------------
     Total......................  $   23,026     67,024           --          --     90,050
-------------------------------------------------------------------------------------------
     Weighted average yield.....        6.21%      6.20%          --          --       6.20%
===========================================================================================

Deposits

     Deposits are the Company's principal source of funds. The Company attracts deposits from the general public and small businesses by offering a variety of deposit accounts at competitive rates. The Company's deposit accounts include day-of-deposit to day-of-withdrawal passbook savings accounts, personal and commercial checking accounts, money market accounts, NOW accounts, savings certificate accounts ("time deposits") and club accounts. The Company also offers tax deferred retirement savings accounts and savings certificate accounts of $100,000 or more ("jumbo certificates"). At December 31, 1996, the Company had $52.6 million in jumbo certificates, compared to $50.3 million at December 31, 1995 and $45.3 million at December 31, 1994. The Company does not solicit or accept brokered deposits.

     At December 31, 1996, the dollar amount of jumbo certificates by remaining maturity dates and the weighted average interest rates were as follows:

                                                   Weighted
          Maturity                    Amount     Average Rate
          ---------------------------------------------------
                                     (Dollars in thousands)
          Under 90 days...........   $  9,143        5.20%
          90 - 179 days...........     11,566        5.59
          180 days - 1 year.......     11,782        5.33
          1 - 2 years.............      8,995        5.95
          2 - 3 years.............      2,846        6.04
          3 - 5 years.............      7,324        6.08
          Over 5 years............        982        6.49
          ---------------------------------------------------
              Total...............   $ 52,638        5.63%
          ===================================================

     Deposit inflows and outflows are generally dependent on market conditions, interest rates, the general economic environment in the Company's market area and other competitive factors. The variety of accounts offered by the Company has enabled it to be more competitive in obtaining funds and to respond with more flexibility to changes in the interest rate environment. Management's policy is to review deposit interest rates at least weekly and to adjust appropriately based on the treasury yield curve, the need for funds, competition and the effect on the net interest margin.

     Fixed rate, fixed term certificate of deposit accounts are generally a significant source of funds for the Company. At December 31, 1996, certificate accounts amounted to $372.7 million or 50.6% of total interest-bearing deposits, compared to $347.5 million or 57.4% at December 31, 1995 and $308.7 million or 53.4% at December 31, 1994. Certificates offered by the Company have maturities of 32 days or more, impose a minimum balance requirement of $1,000, and pay interest compounded on a daily basis.

     Savings deposits amounted to $169.4 million or 23.0% of the Company's total interest-bearing deposits at December 31, 1996, compared to $154.4 million or 25.5% at December 31, 1995 and $210.8 million or 36.5% at December 31, 1994. Savings deposits primarily consist of passbook savings accounts and statement savings accounts. Passbook and other savings accounts amounted to $115.6 million or 15.7% of the Company's total interest-bearing deposits at December 31, 1996, compared to $104.1 million or 17.2% at December 31, 1995 and $129.4 million or 22.4% at December 31, 1994. Passbook savings offered by the Company credit interest monthly, compounded on a daily basis, to accounts with a minimum average daily balance of $100. In 1994, the Company introduced a tiered statement savings account. The first tier has a minimum balance of $500 and earns interest if the account maintains a minimum average balance of $500 for the month. The second tier has a minimum balance of $25,000 and earns interest at a higher rate if the account maintains a minimum average balance of $25,000 for the month. There is a service charge incurred if the daily average balance falls below $500. Interest on all statement savings accounts is compounded daily and credited monthly. Statement savings accounts amounted to $53.8 million, or 7.3% of the Company's total interest-bearing deposits at December 31, 1996, compared to $50.4 million, or 8.3% at December 31, 1995 and $81.4 million, or 14.1% at December 31, 1994.

     The Company offers negotiable order of withdrawal ("NOW") accounts with unlimited check writing privileges. The minimum initial deposit required is $1,000. There is a service charge incurred if the daily average balance for the month falls below $1,000. Interest is compounded daily and credited at the end of the month, at the current rate determined by the Company, on accounts that have maintained a minimum average balance of $1,000. NOW accounts amounted to $24.8 million, or 3.4% of the Company's total interest-bearing deposits, at December 31, 1996, compared to $22.8 million, or 3.8%, at December 31, 1995 and $29.1 million, or 5.0%, at December 31, 1994.

     The Company also offers a tiered money market account with limited check writing privileges. The first tier has a minimum balance of $2,500 and earns interest at the Company's money market rate if the account maintains a minimum average balance of $2,500 for the month. The second tier has a minimum balance of $25,000 and earns interest at a higher money market rate if the account maintains a minimum average balance of $25,000 for the month. There is a service charge incurred if the daily average balance falls below $2,500. Interest on all money market accounts is compounded daily and credited monthly. Money market accounts amounted to $169.7 million, or 23.0% of the Company's total interest-bearing deposits, at December 31, 1996, compared to $80.3 million, or 13.3%, at December 31, 1995 and $29.4 million, or 5.1%, at December 31, 1994.

     In 1995, the Company introduced its first relationship banking product, Premier Banking. Premier Banking requires a minimum average balance of $1,500 in a noninterest-bearing checking account and offers higher rates on certain money market and certificate of deposit accounts, as well as reduced rates on a line of credit or a mortgage. In addition, various other services are free, including traveler's cheques, official checks and money orders. The deposit balances discussed above include Premier Banking accounts totaling $156.3 million at December 31, 1996, compared to $58.1 million at December 31, 1995.

     The following table presents the Company's interest-bearing deposits and related weighted average interest rates at December 31:

                                        1996               1995               1994
                                  ------------------------------------------------------
                                   Amount     Rate    Amount     Rate    Amount     Rate
----------------------------------------------------------------------------------------
                                                    (Dollars in thousands)
NOW accounts ...................  $ 24,829    1.76%  $ 22,814    1.99%  $ 29,066    1.99%
Savings accounts ...............   169,358    3.47    154,425    3.54    210,849    3.64
Money market accounts ..........   169,665    5.02     80,347    5.26     29,351    4.91
----------------------------------------------------------------------------------------
                                   363,852    4.08    257,586    3.94    269,266    3.60
----------------------------------------------------------------------------------------
Time deposits by remaining
  contractual term:
    One year or less ...........   282,498    5.22    270,992    5.63    223,146    4.57
    One to two years ...........    56,404    5.70     42,027    5.88     41,762    5.40
    Two to three years .........    11,291    5.79     10,810    5.62     16,347    5.83
    Three to five years ........    17,132    6.06     10,443    5.99     13,938    5.68
    Over five years ............     5,402    6.52     13,198    6.29     13,476    6.02
----------------------------------------------------------------------------------------
                                   372,727    5.37    347,470    5.70    308,669    4.86
----------------------------------------------------------------------------------------
Total interest-bearing deposits   $736,579    4.73%  $605,056    4.95%  $577,935    4.27%
========================================================================================

     The Company also offers noninterest-bearing demand deposit accounts which include personal and business checking. Personal checking and business checking requires a minimum initial deposit of $10 and $100, respectively. Demand deposits amounted to $57.6 million at December 31, 1996 compared to $52.0 million at December 31, 1995 and $46.4 million at December 31, 1994.

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

Other Sources of Funds

     Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. Pawling is a member of the FHLBNY and, at December 31, 1996, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $88.8 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources in 1996, 1995 and 1994, other than short-term purchases of federal funds from the FHLBNY.

Selected Ratios

     The following is a summary of selected ratios for the years ended December 31:

                                                          1996    1995    1994
--------------------------------------------------------------------------------
Return on average assets:
 Net income divided by average total assets ........      1.09%   0.95%   1.15%

Return on average equity:
 Net income divided by average equity ..............     13.11   10.04   11.65

Equity-to-assets ratio:
 Shareholders' equity divided by total assets at
   end of year .....................................      8.29    9.24    9.47
================================================================================

Income Taxes

     With certain exceptions, the Company is generally taxed in the same manner as other corporations. Progressive and Pawling file a consolidated federal income tax return on a calendar year basis, eliminating intercompany transactions in the computation of consolidated taxable income.

     Under applicable provisions of the Internal Revenue Code of 1986 (the "Code") as amended, Pawling, as a savings institution, has benefited from provisions of the Code permitting it to take deductions for reasonable annual additions to tax bad debt reserves. There have been historically two methods available to Pawling for computation of the bad debt deduction: the "experience" method and the "percentage of taxable income" method. Certain amendments to the federal and New York State tax laws regarding bad debt deductions were enacted in July and August of 1996. The federal amendments include elimination of the percentage of taxable income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. Pawling previously established, and will continue to maintain, a deferred tax liability with respect to such excess federal reserves. The New York State amendments redesignate Pawling's state bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage of taxable income method.

     Under the recent federal tax legislation, Pawling's base-year federal tax bad debt reserves of $8.8 million are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if Pawling pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. In accordance with SFAS No. 109, Pawling has not established a deferred tax liability for its base-year federal tax bad debt reserves, as management does not anticipate engaging in any transactions that would cause such reserves to be recaptured. The unrecognized deferred tax liability was approximately $3.0 million at December 31, 1996.

     The recent New York State legislation preserves the use of the percentage of taxable income bad debt deduction equal to 32.0% of Pawling's New York State taxable income, which is comparable to the deduction permitted under the prior state tax law. The legislation also provides for a floating base year, which will allow Pawling to switch from the percentage of taxable income method to the experience method without recapture of any reserve. Pawling's base-year state tax bad debt reserves were approximately $24.9 million at December 31, 1996.

     Generally, New York State tax law has requirements similar to the aforementioned federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the recent legislation, New York continues to require that Pawling maintain its thrift institution charter and hold at least 60.0% of its assets in specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). Management expects that Pawling will continue to meet these requirements and does not anticipate engaging in any transactions which would require recapture of the base-year reserves. Accordingly, in accordance with SFAS No. 109, the related state deferred tax liability of approximately $1.8 million (net of federal tax effect)has not been recognized.

     ITEM 2. PROPERTIES

     The Company presently has a network of 17 branch offices located in Dutchess, Sullivan, Orange, Putnam, Ulster, Rockland and Westchester counties. Ten of these buildings are owned and 7 are leased. The Company also owns its Administrative Headquarters and leases two loan origination offices. Facilities are generally leased for a period of 5 to 20 years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Company.

The following are the locations of the Company's offices:

Administrative              Pawling Branch(1)        North Salem Branch(2)
  Headquarters(1)           Route 22                 Cors. Route 116 & 124
1301 Route 52               Pawling, New York        North Salem, New York
Fishkill, New York
                            Liberty Branch(1)        Fishkill Branch(2)
Ellenville Branch(1)        Route 52                 Route 9
80 North Main Street        Liberty, New York        Fishkill, New York
Ellenville, New York
                            Millbrook Branch(2)      Newburgh Branch(1)
Village Branch(1)           Cors. Route 44 & 82      200 Stony Brook Court
11 West Main Street         Millbrook, New York      Newburgh, New York
Pawling, New York
                            Monticello Branch(1)     Red Hook Branch(2)
Dover Plains Branch(2)      Route 42                 21 South Broadway
Route 22                    Monticello, New York     Red Hook, New York
Dover Plains, New York
                            Roscoe Branch(1)         Harriman Loan Center(2)
Brewster Branch(3)          13 Broad Street          Triangle Plaza - Suite 19
Route 22                    Roscoe, New York         Harriman, New York
Brewster, New York
                            Poughkeepsie Branch(2)   White Plains Loan Center(2)
LaGrange Branch(3)          4 Jefferson Place        70 West Red Oak Lane
Route 55                    Poughkeepsie, New York   White Plains, New York
LaGrange, New York
                            Wesley Hills Branch(2)
Chestnut Ridge Branch(1)    455 Route 306
770 Chestnut Ridge Road     Wesley Hills, New York
Chestnut Ridge, New York

(1) Owned
(2) Leased
(3) Building owned/land leased

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which may have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, there were no matters submitted to a vote of shareholders of Progressive.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following information included in the Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report"), is incorporated herein by reference: "SHAREHOLDER INFORMATION - Common Stock," which appears on page 3 of the Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL DATA," which appears on page 5 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The financial condition and operating results of the Company are primarily dependent upon the financial condition and operating results of Pawling. Progressive is a bank holding company whose principal asset is its investment in Pawling's common stock. Pawling is a New York state-chartered stock savings bank providing a full range of community banking services to individual and corporate customers. The Company is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in residential and commercial mortgages, consumer loans and securities.

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

Financial Condition

     Total assets of the Company were $875.2 million at December 31, 1996 as compared to $743.2 million at December 31, 1995, an increase of $132.0 million or 17.8%. The increase in total assets primarily reflects the acquisition of two Rockland County branches in April 1996, which had total deposits of $152.8 million at the acquisition date.

     Total securities increased by $63.4 million, consisting of a $30.9 million increase in securities available for sale and a $32.5 million increase in securities held to maturity. The increase in securities available for sale primarily reflects $134.5 million in purchases of adjustable rate mortgage-backed securities, U.S. government agencies and U.S. Treasury notes, partially offset by maturities, calls and principal paydowns of $97.1 million and sales of $6.2 million. The increase in securities held to maturity primarily reflects $46.4 million in purchases of fixed rate five- and seven-year balloon mortgage-backed securities, partially offset by principal paydowns of $13.8 million.

     Net loans totaled $583.6 million at December 31, 1996 as compared to $531.7 million at December 31, 1995, an increase of $51.8 million or 9.7%. The residential mortgage segment of the loan portfolio increased $33.2 million or 8.4% (net of loan sales to the secondary market of $11.4 million) to $429.2 million at December 31, 1996 from $395.9 million at December 31, 1995. The commercial mortgage segment of the loan portfolio increased $7.3 million or 9.8% to $81.1 million at December 31, 1996 from $73.9 million at December 31, 1995. Other loans increased $13.3 million or 22.6% during 1996 to $72.5 million from $59.1 million, primarily due to increases in business installment loans, automobile financings and mobile home loans.

     Deposits increased by $137.2 million during 1996, primarily reflecting the acquisition of two branches.

     Shareholders' equity at December 31, 1996 was $72.5 million, an increase of $3.9 million or 5.7% from December 31, 1995. This increase primarily reflects net income of $9.3 million and proceeds of $797,000 from exercises of stock options, partially offset by treasury stock purchases of $3.8 million and cash dividends of $2.1 million. Shareholders' equity, as a percent of total assets, was 8.29% at December 31, 1996 compared to 9.24% at December 31, 1995. Book value per common share increased to $18.97 at December 31, 1996 from $17.42 a year earlier.

Analysis of Net Interest Income

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates for the years ended December 31:

                                                          1996                          1995                          1994
                                             ---------------------------------------------------------------------------------------
                                              Average              Average   Average           Average   Average             Average
                                              Balance   Interest    Rate     Balance  Interest   Rate    Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)

Interest-earning assets:
  Mortgage loans (1) ......................  $492,595     42,811    8.69%    $453,243  39,123    8.63%   $411,354    34,607    8.41%
  Other loans (1) .........................    66,585      6,594    9.90       58,623   5,683    9.69      54,603     5,239    9.59
  Mortgage-backed securities (2) ..........   107,858      7,380    6.84       81,088   5,124    6.32      78,853     4,268    5.41
  U.S. Treasury and agencies,
    corporate  and other securities (2, 3).   112,067      7,121    6.35       51,185   3,513    6.86      76,812     5,121    6.67
  Federal funds sold and other (4) ........    30,218      1,942    6.43       35,182   2,058    5.85      22,861     1,012    4.43
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets .......   809,323     65,848    8.14%     679,321  55,501    8.17%    644,483    50,247    7.80%
Non-interest-earning assets ...............    44,861                          32,898                      22,656
------------------------------------------------------------------------------------------------------------------------------------
      Total assets ........................  $854,184                        $712,219                    $667,139
====================================================================================================================================
Interest-bearing liabilities:
  Savings deposits (5) ....................  $330,374     13,025    3.94%    $251,471   9,236    3.67%   $273,614     8,886    3.25%
  Time deposits ...........................   380,845     20,773    5.45      336,781  18,456    5.48     277,510    12,291    4.43
  Other borrowings ........................       927         51    5.50         --      --       --         --        --       --
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities ..   712,146     33,849    4.75%     588,252  27,692    4.71%    551,124    21,177    3.84%
Non-interest-bearing liabilities ..........    70,966                          56,350                      50,170
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities ...................   783,112                         644,602                     601,294
Shareholders' equity ......................    71,072                          67,617                      65,845
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
         shareholders' equity .............  $854,184                        $712,219                    $667,139
====================================================================================================================================
Net earning balance .......................  $ 97,177                        $ 91,069                    $ 93,359
====================================================================================================================================
Net interest income .......................               31,999                       27,809                        29,070
====================================================================================================================================
Interest rate spread (6, 8) ...............                         3.39%                        3.46%                         3.96%
Net yield on interest-earning
   assets (margin) (7, 8) .................                         3.95%                        4.09%                         4.51%
====================================================================================================================================

(1) Interest income on loans does not include interest on non-accrual loans; however, such loans have been included in the calculation of the average balances outstanding.
(2)  Average balances have been calculated based on amortized cost.
(3) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect thereof is not material.
(4) Other interest income in 1996 includes interest of $420,000 related to income tax refunds received during the year.
(5) Includes NOW accounts, passbook and statement savings accounts, and money market accounts.
(6) Represents average rate on total interest-earning assets less average rate on total interest-bearing liabilities.
(7) Represents net interest income divided by total average interest-earning assets.
(8) Excluding the interest income on tax refunds in 1996, the interest rate spread was 3.33% and the net interest margin was 3.90%.

     The following table sets forth, for the years indicated, an analysis of changes in interest and dividend income, interest expense and net interest income resulting from changes in average balances ("volume") and changes in average rates ("rate").

                                               1996 Compared to 1995     1995 Compared to 1994
                                                Increase (Decrease)       Increase (Decrease)
                                             ---------------------------------------------------
                                              Volume   Rate      Net    Volume     Rate     Net
------------------------------------------------------------------------------------------------
                                                               (In thousands)
Change in interest and dividend income:
   Mortgage loans .........................  $ 3,420    268     3,688    3,616      900    4,516
   Other loans ............................      788    123       911      390       54      444
   Mortgage-backed securities .............    1,832    424     2,256      141      715      856
   U.S. Treasury and agencies, corporate
     and other securities .................    3,869   (261)    3,608   (1,759)     151   (1,608)
   Federal funds sold and other ...........     (319)   203      (116)     721      325    1,046
------------------------------------------------------------------------------------------------
      Total change in interest and dividend
        income ............................    9,590    757    10,347    3,109    2,145    5,254
------------------------------------------------------------------------------------------------
Change in interest expense:
   Savings deposits .......................    3,111    678     3,789     (813)   1,163      350
   Time deposits ..........................    2,403    (86)    2,317    3,248    2,917    6,165
   Other borrowings .......................       51     --        51      --       --       --
------------------------------------------------------------------------------------------------
      Total change in interest expense ....    5,565    592     6,157    2,435    4,080    6,515
------------------------------------------------------------------------------------------------
Change in net interest income .............  $ 4,025    165     4,190      674   (1,935)  (1,261)
================================================================================================

Results of Operations

Year Ended December 31, 1996
Compared to Year Ended December 31, 1995

General

     The Company's net income was $9.3 million or $2.38 per share for 1996 as compared to $6.8 million or $1.67 per share for 1995. The per share amounts are based on weighted average outstanding common shares reflecting the 1996 three-for-two stock split on a retroactive basis, as discussed in note 1 to the consolidated financial statements. The $2.5 million or 37.4% increase in net income was primarily the result of a $4.2 million increase in net interest income and a $2.1 million decrease in income tax expense, partially offset by increases of $2.1 million in other expense and $1.7 million in the provision for loan losses.

Net Interest Income

     Net interest income increased $4.2 million, or 15.1%, to $32.0 million for 1996 compared to $27.8 million for 1995. The components of net interest income are interest and dividend income, which increased $10.3 million or 18.6%, and interest expense on deposits and other borrowings, which increased $6.2 million or 22.2%. The Company's interest rate spread narrowed by 7 basis points from 3.46% in 1995 to 3.39% in 1996, attributable to a 4 basis point increase in the cost of interest-bearing liabilities and a 3 basis point decrease in the average yield on interest-earning assets. The Company's net interest margin also narrowed in 1996, declining 14 basis points to 3.95% from 4.09% in 1995, primarily a result of the change in interest rate spread. The reductions in net interest margin and spread were primarily due to the temporary investment of net proceeds received in the acquisition of branches. The majority of these proceeds were temporarily placed into investment securities until the funds could be reinvested into higher yielding loans. Without the impact of interest on income tax refunds, as described in note 8 to the table on page 22, the spread and margin would have narrowed by an additional 6 and 5 basis points, respectively, compared to 1995.

     Interest on loans increased $4.6 million, or 10.3%, primarily reflecting increases in the volume of outstanding loans. Average mortgage and other loans increased by $47.3 million during 1996.

     Interest on mortgage-backed securities increased $2.3 million, or 44.0%, due to an increase of $26.8 million in the average balance outstanding and an increase of 52 basis points in the average yield earned on the portfolio. The higher yield was attributable to current year purchases of securities and upward adjustments on adjustable rate mortgage-backed securities.

     Interest and dividends on U.S. Treasury and agencies, corporate and other securities increased by $3.6 million, primarily reflecting a $60.9 million increase in the average balance outstanding, primarily due to purchases of U.S. Treasury and agency securities partially offset by maturities and calls. The average portfolio yield declined by 51 basis points, primarily reflecting a decrease in the yield on government agency securities as a result of calls and maturities of higher yielding securities.

     Interest on federal funds sold and other interest income decreased $116,000 primarily reflecting the lower average yield on federal funds sold and a $5.0 million decrease in the average balance outstanding during the year. The decrease in interest on federal funds sold was substantially offset by $420,000 of interest income associated with refunds of certain prior years' federal income taxes.

     The $6.2 million increase in interest expense was primarily due to a $123.0 million increase in average interest-bearing deposits due to the acquisition of two branches during April 1996. Management's policy is to review deposit interest rates at least weekly and to adjust appropriately based on general market conditions, the need for funds, competition and the effect on the net interest margin.

Provision for Loan Losses

     The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loss experience, changes in the nature and volume of the loan portfolio, and current economic conditions.

     The provision for loan losses was $2.3 million in 1996, an increase of $1.7 million compared to the provision of $600,000 in 1995. The higher provision was made to increase the allowance for loan losses in line with the Company's loan growth and changes in portfolio mix. The allowance for loan losses represented 1.56% of total loans at December 31, 1996 compared to 1.49% a year earlier. The allowance increased by $1.2 million in 1996 (after net charge-offs of $1.1 million) to $9.2 million at year end, while total loans increased by $51.9 million, or 9.6%, during the year. The portfolio growth included a net increase of $21.5 million, or 12.7%, in categories other than one-to-four family residential mortgage loans.

     Non-performing loans decreased to $4.8 million, or 0.81% of total loans, at December 31, 1996 from $5.8 million, or 1.07% of total loans, at December 31, 1995. The ratio of the allowance for loan losses to non-performing loans increased to 192.35% at December 31, 1996 from 139.39% a year earlier.

     In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status. At December 31, 1996, slow paying loans amounted to $6.3 million as compared to $3.4 million at December 31, 1995.

     Loan loss provisions in future periods will continue to depend on trends in the credit quality of the Company's loan portfolio, loan mix and the level of loan charge-offs which, in turn, will depend in part on the economic and real estate market conditions prevailing within the Company's lending region. If general economic conditions or real estate values deteriorate, the level of delinquencies, non-performing loans and charge-offs may increase and higher provisions for loan losses may be necessary.

Other Income

     Sources of other income include deposit and other service fees, net gain
(loss) on securities, net gain (loss) on sales of loans, and other non-interest income. Other income remained relatively unchanged at $3.3 million for both 1996 and 1995.

     Deposit service fees, the largest component of other income, increased by $315,000, or 15.1%, to $2.4 million for 1996 from $2.1 million for 1995. This was primarily the result of an increase in retail checking account fees due to the acquisition of branches during the second quarter of 1996. Other service fees totaled $660,000 for 1996 compared to $620,000 for 1995.

     Net loss on securities was $199,000 for 1996 compared to a net gain of $349,000 for 1995. The net loss in 1996 primarily reflects the net realized loss on the sale of U.S. Treasury securities, while the net gain in 1995 primarily reflects the gain of $538,000 on the sale of equity securities in the fourth quarter. There have been no sales of securities classified as held to maturity.

     Net gain on sales of loans was $161,000 for 1996 compared to $67,000 for 1995. Sales of mortgage loans in both years reflect the Company's current practice of selling newly originated fixed rate mortgage loans.

Other Expense

     Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Total other expense increased by $2.1 million, or 10.9%, to $21.4 million for 1996 from $19.3 million for 1995. This reflects amortization of intangible assets in 1996, as well as increases in salaries and employee benefits expense, net cost of other real estate, and occupancy and equipment expense. These factors were partially offset by decreases in FDIC deposit insurance expense and other non-interest expense.

     Salaries and employee benefits, the largest component of other expense, increased by $1.5 million, or 16.8%, to $10.6 million for 1996 from $9.1 million for 1995. The increase primarily reflects additional expense due to the acquisition of branches, as well as the hiring of additional staff and normal merit and promotional salary increases.

     Occupancy and equipment expense increased $690,000, or 29.3%, to $3.0 million for 1996 from $2.4 million for 1995, primarily due to the acquisition of branches as well as other increases in depreciation, maintenance, and equipment rental and repair expenses.

     The net cost of other real estate increased $438,000 to $793,000 for 1996 from $355,000 for the previous year. The investment in other real estate properties (before the allowance for losses) increased to $2.9 million at December 31, 1996 from $608,000 at December 31, 1995. The higher costs in 1996 reflect a $200,000 increase in the provision for losses on other real estate as a result of the increase in the other real estate owned portfolio and management's assessment of the adequacy of the allowance for other real estate losses. The increase in the net cost of other real estate also includes a $134,000 increase in net holding costs, reflecting the larger portfolio of properties in the current year.

     FDIC deposit insurance expense decreased to $2,000 for 1996 from $721,000 for 1995, reflecting a further reduction in FDIC insurance premium rates effective January 1, 1996.

     Amortization of intangible assets totaled $1.0 million for 1996, primarily reflecting the amortization of the purchase premium as a result of the acquisition of branches.

     Other non-interest expense decreased $836,000, or 12.3%, to $6.0 million for 1996 from $6.8 million for 1995. The decrease in other non-interest expense was primarily attributable to adjustments related to the Company's claim against Nationar, a check-clearing and trust company which was seized by the New York State Superintendent of Banks in February 1995. At that time, the Company had approximately $3.6 million in federal funds sold and other deposits invested with Nationar. Based on management's concerns about the probability of fully collecting this balance, a provision for losses of $1.0 million was recognized in other non-interest expense for 1995. In June and December 1996, the Company received cash distributions which fully satisfied its claim and, accordingly, the valuation allowance was reversed in the fourth quarter of 1996 as a credit to other non-interest expense. See note 9 to the consolidated financial statements for additional information.

     Excluding the effect of the Nationar adjustments, other non-interest expense increased by $1.2 million in 1996 compared to 1995, primarily reflecting increases in professional and outside service fees, foreclosure and collection expense, and other operating costs. Professional and outside service fees increased by $359,000, primarily due to increased ATM fees due to additional ATM's in service in 1996 as well as increased loan processing fees as a result of increased lending activity. Foreclosure and collection expense increased by $340,000, primarily reflecting additional real estate taxes and other expenses on delinquent loans. Accruals for real estate taxes were made in 1996 in response to new procedures adopted by certain local municipalities which accelerated the foreclosure process when real estate taxes are delinquent.

Income Tax Expense

     Income tax expense of $2.4 million in 1996 consisted of a provision of $4.8 million, or 41.1% of pre-tax income, less a federal benefit of $1.5 million and a state benefit of $941,000 relating to 1996 settlements with the tax authorities of audits of certain prior years' tax returns. For 1995, the Company recognized income tax expense of $4.5 million or 39.6% of pre-tax income. The valuation allowance applicable to the Company's federal deferred tax asset was reduced by $174,000 in 1995 primarily due to the utilization of capital loss carryforwards during the year.

     The Company's net deferred tax assets were $6.1 million at December 31, 1996, compared to $5.2 million at December 31, 1995. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

Year Ended December 31, 1995
Compared to Year Ended December 31, 1994

General

     The Company's net income was $6.8 million or $1.67 per share for 1995 as compared to $7.7 million or $1.78 per share for 1994. The $884,000 decrease in net income was primarily the result of a $5.1 million increase in income tax expense, a $1.3 million decrease in net interest income, and a $694,000 increase in other non-interest expense. These items were partially offset by a $3.2 million increase in other income primarily due to the improved results from sales of securities and loans, a $1.6 million decrease in the net cost of other real estate, a $900,000 decrease in the provision for loan losses, and a $653,000 decrease in FDIC deposit insurance premiums. The decrease in earnings per share attributable to lower net income was partially offset by the effect of the Company's stock repurchase programs which resulted in the buyback of 219,000 shares in 1995.

Net Interest Income

     Net interest income decreased $1.3 million, or 4.3%, to $27.8 million for 1995 compared to $29.1 million for 1994. The components of net interest income are interest and dividend income, which increased $5.3 million or 10.5%, and interest expense on deposits, which increased $6.5 million or 30.8%. The Company's interest rate spread narrowed by 50 basis points to 3.46% in 1995 from 3.96% in 1994, reflecting an 87 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 37 basis point increase in the average yield on earning assets. The net interest margin also narrowed by 42 basis points to 4.09% in 1995 from 4.51% in 1994, primarily reflecting the narrower interest rate spread.

     The overall increase in interest and dividend income consisted of a $5.0 million increase in interest on loans, a $1.0 million increase in the interest on federal funds sold, and an $856,000 increase in interest on mortgage-backed securities, partially offset by a $1.6 million decrease in interest and dividends on U.S. Treasury and agencies, corporate and other securities.

     The increase in interest on loans was attributable to an increase in the volume of loans outstanding. The yields on loans were generally higher in 1995, despite the changing mix of the portfolio toward adjustable rate loans which generally have initial rates lower than comparable fixed rate loans. These factors were partially offset by the positive effect on interest income of continued reductions in non-accrual loans.

     The increase in interest on federal funds sold was due to increases in both the average balance outstanding and the average rate earned.

     Interest on mortgage-backed securities increased primarily a result of an increase in the average portfolio yield due to purchases of securities with higher yields, as well as upward adjustments on adjustable rate mortgage-backed securities.

     The decline in interest and dividends on U.S. Treasury and agencies, corporate and other securities primarily reflects a decrease in the average balance outstanding due to maturities and, to a lesser degree, the effect of corporate securities being called prior to maturity. Funds provided by maturities and calls were generally reinvested in U.S. Treasury notes and mortgage-backed securities. The average rate earned on U.S. Treasury and agencies, corporate and other securities increased in 1995 as a result of purchases of securities with higher yields and the sale of lower yielding securities during the fourth quarter of 1994.

     The $6.5 million increase in interest on interest-bearing liabilities was due primarily to an increase in the cost of funds as a result of the generally higher interest rate environment in 1995, as well as the shift in the mix of deposits from lower cost savings deposits to higher cost time and money market deposits.

Provision for Loan Losses

     The provision for loan losses was $600,000 in 1995, a reduction of $900,000 from the provision of $1.5 million in 1994. The lower provision primarily reflects the continued reduction in non-performing loans, and continued stable conditions in the local economy and most sectors of the real estate market. Non-performing loans declined to $5.8 million, or 1.07% of total loans, at December 31, 1995 from $7.4 million, or 1.53% of total loans, at December 31, 1994. The ratio of the allowance for loan losses to non-performing loans increased to 139.39% at December 31, 1995 from 127.12% a year earlier.

     In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status. At December 31, 1995, slow paying loans amounted to $3.4 million as compared to $2.9 million at December 31, 1994.

Other Income

     Other income increased to $3.3 million in 1995 from $156,000 in 1994. Deposit service fees, the largest component of other income, increased by $209,000, or 11.1%, to $2.1 million for 1995 from $1.9 million for 1994. This was primarily the result of an increase in retail checking account fees. Other service fees remained relatively unchanged at $620,000 for 1995 from $644,000 for the previous year.

     Net gain on securities was $349,000 for 1995 compared to a net loss of $1.0 million for 1994. The net gain on securities in 1995 primarily reflects the gain of $538,000 recorded on the sale of equity securities in the fourth quarter. The net loss in 1994 primarily represents losses of $1.2 million on the sale of U.S. Treasury and agency securities of $22.9 million and other debt securities of $3.8 million, partially offset by gains of $168,000 on the sale of mortgage-backed securities of $8.2 million and equity securities of $781,000. The securities sold were classified as available for sale securities and primarily represented debt securities with longer maturities, low yielding equity securities, and mortgage-backed securities with low remaining principal balances. The 1994 sales were primarily made to restructure portions of the portfolio, in order to shorten maturities and improve yield. There were no sales of securities classified as held to maturity in either 1995 or 1994.

     Net gain on sales of loans was $67,000 for 1995 compared to a net loss of $1.5 million for 1994. The net loss in 1994 primarily reflects the sale of seasoned conforming fixed rate mortgages that management decided to sell in the fourth quarter as part of the Company's on-going effort to manage interest rate risk and increase liquidity. In addition, sales of mortgage loans in both years reflect the Company's current practice of selling newly originated fixed rate mortgage loans.

Other Expense

     Other expense decreased by $1.4 million, or 6.8%, to $19.3 million for 1995 from $20.7 million for 1994, primarily due to decreases in the net cost of other real estate and FDIC deposit insurance expense, partially offset by an increase in other non-interest expense.

     Salaries and employee benefits increased $117,000, or 1.3%, to $9.1 million for 1995 from $8.9 million for 1994. The increase was primarily the result of additional staff and normal merit and promotional salary increases, partially offset by lower medical insurance costs as a result of a change in insurance provider and a reduction in postretirement benefits expense.

     Occupancy and equipment costs increased $82,000, or 3.6%, to $2.4 million for 1995 from $2.3 million for 1994.

     The net cost of other real estate decreased $1.6 million, or 82.3%, to $355,000 for 1995 from $2.0 million for the previous year, primarily reflecting a $925,000 reduction in the provision for losses as a result of the decline in the other real estate owned portfolio and management's assessment of the adequacy of the allowance for other real estate losses. The investment in other real estate properties (before the allowance for losses) declined substantially from $2.7 million at December 31, 1994 to $608,000 at December 31, 1995. The decline in the net cost of other real estate also includes a $1.1 million decrease in net holding costs, reflecting the smaller portfolio of properties in 1995.

     FDIC deposit insurance expense decreased $653,000, or 47.5%, to $721,000 for 1995 from $1.4 million for 1994. The significant decrease primarily reflects the reduction of the insurance premium rate applicable to Pawling's deposits.

     Other non-interest expense increased $694,000, or 11.4%, to $6.8 million for 1995 from $6.1 million for 1994. The increase primarily reflects a $1.0 million provision for losses in 1995 with respect to the Company's Nationar claim, as previously discussed. The provision was partially offset by a reduction of $631,000 in foreclosure and collection expense.

Income Tax Expense

     The Company recognized income tax expense of $4.5 million in 1995, or 39.6% of pre-tax income for the year. For 1994, the Company recognized an income tax benefit of $628,000, consisting of a benefit of $3.5 million from a reduction in the valuation allowance for deferred tax assets, less a provision of $2.9 million or 40.8% of pre-tax income for the year.

     In 1995, the Company reduced the valuation allowance on deferred tax assets by $174,000, primarily due to the utilization of capital loss carryforwards during the year. In 1994, the valuation allowance applicable to the Company's federal deferred tax asset was reduced by $1.3 million, commensurate with the increase during the year in federal income taxes recoverable by loss carryback. In addition, the valuation allowance applicable to the Company's state deferred tax asset was reduced by $2.2 million in the fourth quarter of 1994. This latter reduction was based upon management's reevaluation of the Company's prospects for future earnings considering factors such as (i) the reduction in non-performing assets and other higher-risk assets primarily attributable to the bulk sales in the fourth quarter of 1994, (ii) the reduction in interest rate risk attributable to the sale of primarily lower yielding fixed rate loans and securities in the fourth quarter of 1994, and (iii) the sustained level of recent historical pre-tax earnings, including the achievement of three consecutive years of consistent profitability. The state deferred tax asset has been recognized on the basis of expected earnings in future years, as the New York State tax law does not allow net operating loss carrybacks or carryforwards.

Asset Quality

     Non-performing assets are principally comprised of non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate properties. The Company's policy is to place a loan on non-accrual status with respect to interest income recognition when collection of the interest is uncertain. Generally, this occurs when principal or interest payments are 90 days or more past due, although interest accruals may continue in limited situations when loans are adequately secured and in the process of collection. The classification of a loan as non-accruing does not necessarily indicate that the principal and interest ultimately will be uncollectible. The Company's historical experience indicates that a portion of assets so classified will eventually be recovered. All non-performing loans are in various stages of workout, settlement or foreclosure. Other real estate includes properties acquired through foreclosure or deed in lieu of foreclosure and properties secured by loans classified as in-substance foreclosures.

     At December 31, 1996, non-performing assets totaled $7.1 million, or 0.81% of total assets, compared to $6.2 million, or 0.83% of total assets, at December 31, 1995. The $901,000 or 14.6% increase in non-performing assets in 1996 consisted of a $1.9 million increase in other real estate properties, partially offset by a $964,000 decrease in non-performing loans. The increase in other real estate consists primarily of increases in commercial properties of $1.3 million and residential properties of $740,000 (before the allowance for losses). The decrease in non-performing loans was primarily attributable to a $1.9 million decrease in non-accrual commercial loans (mostly due to properties transferred to other real estate during the year), partially offset by a $1.2 million increase in non-performing residential loans. The comparatively lower level of non-performing residential mortgage loans at year-end 1995 reflected the continuing effect of the bulk sales in late 1994.

     The following table sets forth information with respect to non-performing assets, the allowance for loan losses, and certain asset quality ratios at or for the years ended December 31:

                                                         1996      1995       1994     1993     1992
-----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Non-performing loans:
  Mortgage loans:
    Residential properties ...........................  $3,769     2,559      1,636    4,020    7,258
    Commercial properties ............................     714     2,591      3,009    5,457    6,640
    Construction and land ............................     215       593      2,736    2,028    4,517
-----------------------------------------------------------------------------------------------------
                                                         4,698     5,743      7,381   11,505   18,415
  Other loans ........................................     101        20         15       68      508
-----------------------------------------------------------------------------------------------------
      Total non-performing loans (1) .................   4,799     5,763      7,396   11,573   18,923
Other real estate, net ...............................   2,270       405      2,265    7,609   12,723
-----------------------------------------------------------------------------------------------------
      Total non-performing assets ....................  $7,069     6,168      9,661   19,182   31,646
=====================================================================================================
 Allowance for loan losses at end of year ............  $9,231     8,033      9,402   13,920   15,161
=====================================================================================================
Ratios:
  Allowance for loan losses to:
    Non-performing loans.......................         192.35%   139.39%    127.12%  120.28%   80.12%
    Total loans ......................................    1.56      1.49       1.95     3.11     3.89
  Non-performing loans to total loans ................    0.81      1.07       1.53     2.59     4.86
  Non-performing assets to total assets ..............    0.81      0.83       1.39     3.03     5.10
  Net charge-offs to average loans ...................    0.20      0.38       1.29     0.79     1.08
=====================================================================================================

(1) Includes loans on non-accrual status of $4.6 million, $5.6 million, $7.3 million, $11.5 million and $18.8 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.

     The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $571,000, $1.5 million and $1.8 million at December 31, 1996, 1995 and 1994, respectively.

     If interest payments on non-accrual and restructured loans at December 31 had been made during the respective years in accordance with the original contractual loan terms, additional interest income of approximately $509,000, $489,000 and $1.0 million would have been recognized in 1996, 1995 and 1994, respectively.

     At December 31, 1996, management has also identified approximately $2.2 million in potential problem loans which represent loans having more than normal credit risk. Although these loans are currently performing at December 31, 1996, management believes that if economic conditions deteriorate in the Company's lending area, some of these loans could become non-performing in the future.

     The moderate stability in the local economy and certain sectors of the real estate market over the past several years have contributed to the generally positive trends in the Company's asset quality. The allowance for loan losses as a percentage of non-performing loans at year end rose to 192.35% in 1996, compared to

139.39% in 1995 and 127.12% in 1994. As a percentage of total loans at year end, the allowance for loan losses was 1.56% in 1996, compared to 1.49% in 1995 and 1.95% in 1994.

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. A loan is considered to be impaired when, based on current information and events, it is probable that the lender will be unable to collect all principal and interest due according to the original contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate,
(ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. Generally, the Company's impaired loans are considered to be collateral dependent. An allowance for loan impairment is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

     The adoption of SFAS No. 114 did not have a significant effect on the Company's consolidated financial statements. The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans totaling $929,000 at December 31, 1996 and $3.2 million at December 31, 1995. Total impaired loans at December 31, 1996 consist of (i) loans of $499,000 for which there was an allowance for loan impairment of $89,000 determined in accordance with SFAS No. 114 and (ii) loans of $430,000 for which such an allowance was not required due to the adequacy of related collateral values and prior charge-offs. For the years ended December 31, 1996 and 1995, the average recorded investment in total impaired loans was $2.2 million and $5.1 million, respectively. Interest income on impaired loans is recognized on a cash basis and was not significant for 1996 and 1995.

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

Liquidity

     Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and to make new loans and investments as opportunities arise. The Asset/Liability Management Committee, consisting of members of senior management, is responsible for setting general guidelines to ensure maintenance of prudent levels of liquidity. The mix of liquid assets and various deposit products, at any given time, reflects management's view of the most efficient use of these sources of funds.

     The Company's cash flows are classified according to their source -- operating activities, investing activities, and financing activities. For 1996, net cash of $13.6 million was provided by operating activities. Net cash of $128.3 million was used in investing activities, which primarily consisted of disbursements for security purchases and loan originations, partially offset by loan principal collections, proceeds from payments, maturities and calls of securities and proceeds from sales of loans. Net cash provided by financing activities was $122.4 million, which consisted primarily of a net increase in deposits attributable to the purchase of branches, partially offset by deposit outflows, treasury stock purchases and cash dividends. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows."

     Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, federal funds sold and securities maturing within one year to total assets). At December 31, 1996, the Company had a primary liquidity ratio of 7.84% as compared to 8.21% at December 31, 1995.

     An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $794.2 million at December 31, 1996 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to the long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer and commercial markets to enable effective gathering and retention of core deposits. The Company does not currently utilize brokered deposits as a source of funds.

     In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the FHLBNY and, at December 31, 1996, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $88.8 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources in 1996, 1995 and 1994, other than short-term purchases of federal funds from the FHLBNY.

     At December 31, 1996, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $93.2 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

Capital

     Progressive, as a bank holding company, is subject to regulation and supervision by the FRB which applies various guidelines in assessing the adequacy of capital and in analyzing applications to the FRB. Under the current leverage capital guidelines of the FRB, most bank holding companies must maintain consolidated Tier 1 capital of 4.0% of total assets. Tier 1 capital consists of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less substantially all intangible assets, identified losses and investments in certain subsidiaries.

     The FRB has also adopted a set of risk-based capital adequacy guidelines, which require bank holding companies to maintain capital according to the risk profile of their asset portfolios and certain off-balance sheet items. The guidelines set forth a system for calculating risk-weighted assets by assigning assets (and credit-equivalent amounts for certain off-balance sheet items) to one of four broad risk-weight categories. The amount of risk-weighted assets is determined by applying a specific percentage (0%, 20%, 50% or 100%, depending on the level of credit risk) to the amounts assigned to each category. As a percentage of risk-weighted assets, a minimum ratio of 4.0% must be maintained for Tier 1 capital and 8.0% for total capital.

     At December 31, 1996, Progressive's consolidated capital ratios exceeded the FRB's minimum regulatory capital requirements as follows:

                                                           Risk-Based Capital
                                                  ------------------------------------
                               Leverage Capital         Tier 1            Total
                             ---------------------------------------------------------
                              Amount(1)   Ratio   Amount(1)   Ratio   Amount(1)  Ratio
--------------------------------------------------------------------------------------
                                               (Dollars in thousands)
Actual....................    $63,047     7.2%     $63,047    13.5%   $68,916    14.8%
Minimum requirement.......     35,013     4.0       18,646     4.0     37,292     8.0
-------------------------------------------------------------------------------------
Excess....................    $28,034     3.2%     $44,401     9.5%   $31,624     6.8%
=====================================================================================

(1) For all capital amounts, actual capital excludes the Company's consolidated after-tax net unrealized gain of $769,000 on securities available for sale (other than a $3,000 unrealized loss on equity securities) and intangible assets of $8.7 million. For total risk-based capital, actual capital includes approximately $5.9 million of the allowance for loan losses.

     Pawling, as a New York state-chartered stock savings bank, is subject to regulation and supervision by the New York State Banking Department as its chartering agency and by the FDIC as its deposit insurer. FDIC regulations require insured banks, such as Pawling, to maintain minimum levels of capital. The FDIC regulations follow, in substance, the leverage and risk-based capital requirements adopted by the FRB for bank holding companies.

     At December 31, 1996, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:

                                                           Risk-Based Capital
                                                  -----------------------------------
                               Leverage Capital         Tier 1            Total
                             --------------------------------------------------------
                              Amount(1)  Ratio   Amount(1)  Ratio   Amount(1)   Ratio
-------------------------------------------------------------------------------------
                                               (Dollars in thousands)
Actual....................    $57,095    6.6%    $57,095    12.3%    $62,951    13.5%
Minimum requirement.......     34,779    4.0      18,603     4.0      37,205     8.0
------------------------------------------------------------------------------------
Excess....................    $22,316    2.6%    $38,492     8.3%    $25,746     5.5%
====================================================================================

(1) For all capital amounts, actual capital excludes Pawling's after-tax net unrealized gain of $791,000 on securities available for sale and intangible assets of $8.7 million. For total risk-based capital, actual capital includes approximately $5.9 million of the allowance for loan losses.

     During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed in November 1994 and consisted of 220,500 shares at a total cost of $3.1 million or $14.14 per share. The second repurchase plan was completed in September 1995 and consisted of 210,000 shares at a total cost of $3.3 million or $15.89 per share. A third repurchase plan, which was announced in October 1995 and completed in July 1996, consisted of 202,500 shares at a total cost of $3.9 million or $19.19 per share. On October 21, 1996, the Company announced a fourth plan to repurchase 195,000 shares, or approximately 5% of outstanding stock, over a six- to nine-month period. At December 31, 1996, 74,250 shares had been purchased under the fourth plan at a cost of $1.7 million or $22.80 per share. The number of shares and the per share cost of each repurchase program have been restated to reflect the 1996 three-for-two stock split.

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

     The Company's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Interest rate risk is managed primarily by structuring the Company's balance sheet to emphasize holding adjustable rate loans and mortgage-backed securities, and maintaining a large base of core deposits. Management's plan to shorten the maturities of the Company's interest-sensitive assets includes: the further use of adjustable rate lending products; the sale of certain newly originated fixed rate mortgages; shortening the average maturity of the securities portfolio through the redeployment of maturing investments into adjustable rate securities and debt securities with maturities of no more than five years; and maintaining an appropriate balance between securities held to maturity and securities available for sale to provide management with flexibility to restructure the portfolio when conditions warrant. As economic conditions change, management will modify the plan as necessary. To date, the Company has not used synthetic hedging instruments such as interest rate futures, swaps or options in managing its interest rate risk.

     To emphasize the retention of assets with a shorter duration, the Company's asset/liability policy allows newly originated adjustable rate and biweekly payment mortgage loans to be held in its portfolio, while newly originated fixed rate mortgage loans are sold in the secondary market. At December 31, 1996, $360.7 million or 69.5% of the mortgage loan portfolio had adjustable rates, compared to $298.6 million or 62.1% at December 31, 1995 and $223.4 million or 52.5% at December 31, 1994. Despite the benefits of adjustable rate loans to an institution's interest rate risk management, they may pose potential additional credit risks, because when interest rates rise the underlying payments by the borrower rise, increasing the potential for default.

     One measure of the Company's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1996, the Company had a one-year gap of -3.31% of total assets; that is, it had an excess of interest-bearing liabilities over interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may result in an increase in interest expense paid on liabilities that is greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which may reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment.

     Due to the limitations inherent in the gap analysis, management augments the asset/liability management process by using simulation analysis. Simulation analysis estimates the impact on net interest income of hypothetical changes in the balance sheet structure and/or interest rate environment. This analysis serves as an additional tool in meeting the Company's goal of maintaining relatively stable net interest income in varying rate environments.

     The following table summarizes the Company's interest rate sensitive assets and liabilities at December 31, 1996 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.

                                          Within One    One to Five    Over Five
                                             Year          Years         Years        Total
--------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Interest-earning assets:
  Mortgage loans:
    Fixed rate.........................    $  92,518       49,050        16,849      158,417
    Adjustable rate....................      247,972      106,561         6,202      360,735
Other loans............................       26,248       29,451        16,770       72,469
Mortgage-backed securities.............       52,627       42,887        19,985      115,499
U.S. Treasury and agencies, corporate and
   other securities....................       23,039       67,086          --         90,125
Federal funds sold.....................       30,500         --            --         30,500
--------------------------------------------------------------------------------------------
      Total interest-earning assets....      472,904      295,035        59,806      827,745
--------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings accounts.....................       24,921       33,228       111,209      169,358
  NOW accounts.........................       24,829         --            --         24,829
  Money market accounts................      169,665         --            --        169,665
  Time deposits........................      282,498       84,827         5,402      372,727
--------------------------------------------------------------------------------------------
      Total interest-bearing liabilities     501,913      118,055       116,611      736,579
--------------------------------------------------------------------------------------------
(Deficiency) excess of interest-earning
   assets compared to interest-bearing
   liabilities.........................    $ (29,009)     176,980       (56,805)
============================================================================================
(Deficiency) excess as a percent of total
   assets..............................        (3.31%)      20.22%        (6.49%)
Cumulative (deficiency) excess as a
   percent of total assets.............        (3.31%)      16.91%        10.42%
============================================================================================

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

Report of Management

     The consolidated financial statements of Progressive Bank, Inc. and subsidiary, included herein, are the responsibility of and have been prepared by management in conformity with generally accepted accounting principles. These financial statements necessarily include some amounts that are based on best judgments and estimates. Other financial information included in this report is consistent with that in the consolidated financial statements.

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

        /s/ Peter Van Kleeck           /s/ Robert Gabrielsen

        Peter Van Kleeck               Robert Gabrielsen
        President and CEO              Treasurer and CFO


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report.............................................    37
Consolidated Balance Sheets at December 31, 1996 and 1995................    38
Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994 ......................................    39
Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 1996, 1995 and 1994................................    40
Consolidated Statements of Cash Flows for the Years Ended
  December 31,1996, 1995 and 1994 .......................................    41
Notes to Consolidated Financial Statements..............................  42-68

Independent Auditors' Report

The Board of Directors and Shareholders
Progressive Bank, Inc.:

     We have audited the consolidated financial statements of Progressive Bank, Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Bank, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
January 21, 1997

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                December 31,
                                                            -------------------
                                                               1996     1995
-------------------------------------------------------------------------------
Assets
   Cash and due from banks (note 11) ...................... $  15,070    14,923
   Federal funds sold .....................................    30,500    22,970
   Securities (note 3):
      Available for sale, at fair value ...................   137,792   106,901
      Held to maturity, at amortized cost (fair value of
        $72,315 in 1996 and $40,386 in 1995) ..............    72,614    40,148
-------------------------------------------------------------------------------
         Total securities .................................   210,406   147,049
-------------------------------------------------------------------------------
   Loans, net (note 4):
      Mortgage loans ......................................   517,077   478,227
      Other loans .........................................    75,708    61,520
      Allowance for loan losses ...........................    (9,231)   (8,033)
-------------------------------------------------------------------------------
         Total loans, net .................................   583,554   531,714
-------------------------------------------------------------------------------
   Accrued interest receivable ............................     6,068     5,029
   Other real estate, net (note 5) ........................     2,270       405
   Premises and equipment, net (note 6) ...................    10,323     9,673
   Deferred income taxes, net (note 10) ...................     6,134     5,223
   Intangible assets (note 2) .............................     8,755      --
   Other assets (notes 9 and 13) ..........................     2,100     6,228
-------------------------------------------------------------------------------
         Total assets ..................................... $ 875,180   743,214
===============================================================================
Liabilities and Shareholders' Equity
   Liabilities:
      Savings and time deposits (note 7) .................. $ 736,579   605,056
      Demand deposits .....................................    57,622    51,956
      Accrued expenses and other liabilities (note 13) ....     8,437    17,544
-------------------------------------------------------------------------------
         Total liabilities ................................   802,638   674,556
-------------------------------------------------------------------------------
   Commitments and contingencies (note 14)
   Shareholders' equity (notes 11 and 12):
      Preferred stock ($1.00 par value; 5,000,000 shares
        authorized; none issued) ..........................      --        --
      Common stock ($1.00 par value; 15,000,000 shares
        authorized; 4,427,999 shares issued) ..............     4,428     4,428
      Paid-in capital .....................................    25,879    25,879
      Retained earnings ...................................    51,882    44,880
      Treasury stock, at cost (603,315 shares in 1996 and
        485,558 shares in 1995) ...........................   (10,416)   (7,655)
      Net unrealized gain on securities available for sale,
        net of taxes (note 3) .............................       769     1,126
-------------------------------------------------------------------------------
         Total shareholders' equity .......................    72,542    68,658
-------------------------------------------------------------------------------
         Total liabilities and shareholders' equity ....... $ 875,180   743,214
===============================================================================


See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                             1996        1995       1994
------------------------------------------------------------------------------------------
Interest and dividend income:
   Mortgage loans .......................................  $ 42,811     39,123     34,607
   Other loans ..........................................     6,594      5,683      5,239
   Securities ...........................................    14,501      8,637      9,389
   Federal funds sold and other .........................     1,942      2,058      1,012
------------------------------------------------------------------------------------------
      Total interest and dividend income ................    65,848     55,501     50,247
------------------------------------------------------------------------------------------
Interest expense:
  Deposits ..............................................    33,798     27,692     21,177
  Other borrowings ......................................        51       --         --
------------------------------------------------------------------------------------------
      Total interest expense ............................    33,849     27,692     21,177
------------------------------------------------------------------------------------------
      Net interest income ...............................    31,999     27,809     29,070
Provision for loan losses (note 4) ......................     2,300        600      1,500
------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses    29,699     27,209     27,570
------------------------------------------------------------------------------------------
Other income:
   Deposit service fees .................................     2,399      2,084      1,875
   Other service fees ...................................       660        620        644
   Net (loss) gain on securities (note 3) ...............      (199)       349     (1,019)
   Net gain (loss) on sales of loans (note 4) ...........       161         67     (1,455)
   Other non-interest income ............................       328        186        111
------------------------------------------------------------------------------------------
      Total other income ................................     3,349      3,306        156
------------------------------------------------------------------------------------------
      Net interest and other income .....................    33,048     30,515     27,726
------------------------------------------------------------------------------------------
Other expense:
   Salaries and employee benefits (note 13) .............    10,571      9,052      8,935
   Occupancy and equipment ..............................     3,042      2,352      2,270
   Net cost of other real estate (note 5) ...............       793        355      2,000
   FDIC deposit insurance ...............................         2        721      1,374
   Amortization of intangible assets ....................     1,003       --         --
   Other non-interest expense (note 9) ..................     5,963      6,799      6,105
------------------------------------------------------------------------------------------
      Total other expense ...............................    21,374     19,279     20,684
------------------------------------------------------------------------------------------
      Income before income taxes ........................    11,674     11,236      7,042
Income tax expense (benefit) (note 10) ..................     2,353      4,450       (628)
------------------------------------------------------------------------------------------
      Net income ........................................  $  9,321      6,786      7,670
==========================================================================================
Net income per common share (1) .........................  $   2.38       1.67       1.78
==========================================================================================
Weighted average common shares outstanding (1) ..........     3,916      4,070      4,319
==========================================================================================

(1)  Adjusted for the three-for-two stock split completed in December 1996. See note 1.


See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                     Common Stock                                                  Net
                                              -------------------------                                        Unrealized
                                                  Shares                   Paid-in     Retained   Treasury   Gain (Loss) on
                                              Outstanding(1)  Amount(1)   Capital(1)   Earnings     Stock      Securities     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 ................   4,407,899      $ 4,428      25,879      33,748      (234)        --         63,821
Net income ..................................                     --          --         7,670      --           --          7,670
Cash dividends declared
  ($0.25 per share) (1) .....................                     --          --        (1,085)     --           --         (1,085)
Stock options exercised .....................      18,465         --          --          (168)      231         --             63
Treasury stock purchased ....................    (306,000)        --          --          --      (4,307)        --         (4,307)
Net unrealized gain (loss) on securities
  available for sale, net of taxes:
    As of January 1, 1994 ...................                     --          --          --        --          2,165        2,165
    Net change during the year ..............                     --          --          --        --         (2,387)      (2,387)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994 ................   4,120,364        4,428      25,879      40,165    (4,310)        (222)      65,940
Net income ..................................                     --          --         6,786      --           --          6,786
Cash dividends declared
  ($0.43 per share) (1) .....................                     --          --        (1,766)     --           --         (1,766)
Stock options exercised .....................      41,077         --          --          (305)      593         --            288
Treasury stock purchased ....................    (219,000)        --          --          --      (3,938)        --         (3,938)
Net change in unrealized gain (loss) on
  securities available for sale, net of taxes                     --          --          --        --          1,348        1,348
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 ................   3,942,441        4,428      25,879      44,880    (7,655)       1,126       68,658
Net income ..................................                     --          --         9,321      --           --          9,321
Cash dividends declared
  ($0.53 per share) (1) .....................                     --          --        (2,088)     --           --         (2,088)
Stock options exercised .....................      64,493         --          --          (231)    1,028         --            797
Treasury stock purchased ....................    (182,250)        --          --          --      (3,789)        --         (3,789)
Net change in unrealized gain (loss) on
  securities available for sale, net of taxes                     --          --          --        --           (357)        (357)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 ................   3,824,684      $ 4,428      25,879      51,882   (10,416)         769       72,542
====================================================================================================================================

(1)  Adjusted for the three-for-two stock split completed in December 1996. See note 1.


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  For the Years Ended December 31,
                                                                 ---------------------------------
                                                                    1996        1995        1994
--------------------------------------------------------------------------------------------------
Operating activities:
  Net income ..................................................  $   9,321       6,786       7,670
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses ................................      2,300         600       1,500
     Provision for losses on other real estate ................        525         325       1,250
     Depreciation expense .....................................      1,146         850         693
     Net loss (gain) on securities and loans ..................         38        (416)      2,474
     Amortization of net (discounts) premiums on securities ...        (98)         37         607
     Amortization of net deferred loan origination fees .......       (412)       (494)       (817)
     Net (increase) decrease in accrued interest receivable ...     (1,039)       (821)        378
     Gain on sales of other real estate .......................       (242)       (346)       (687)
     Amortization of intangible assets ........................      1,003        --          --
     Net change in income tax assets and liabilities ..........     (1,798)      3,941      (5,331)
     Other, net ...............................................      2,809      (2,398)      1,553
--------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ..............     13,553       8,064       9,290
--------------------------------------------------------------------------------------------------
Investing activities:
  Purchases of securities:
    Securities available for sale .............................   (141,232)    (28,787)    (15,183)
    Securities held to maturity ...............................    (46,441)    (14,208)    (48,084)
  Proceeds from principal payments, maturities and calls
    of securities:
    Securities available for sale .............................     97,111      18,529      38,085
    Securities held to maturity ...............................     13,837      12,949      14,292
  Proceeds from sales of securities available for sale ........      5,953       1,459      33,633
  Disbursements for loan originations, net of principal
    collections ...............................................    (68,590)    (71,057)    (92,618)
  Proceeds from sales of loans ................................     11,607      12,326      48,487
  Purchases of premises and equipment .........................     (1,796)     (2,432)     (3,715)
  Proceeds from sales of other real estate ....................      1,288       2,029       4,867
--------------------------------------------------------------------------------------------------
       Net cash used in investing activities ..................   (128,263)    (69,192)    (20,236)
--------------------------------------------------------------------------------------------------
Financing activities:
  Increase in deposits from acquisition of branches, net of
    premium paid ..............................................    143,030        --          --
  Net (decrease) increase in deposits, exclusive of acquisition    (15,563)     32,683      62,236
  Cash dividends paid on common stock .........................     (2,088)     (1,766)     (1,085)
  Net proceeds on exercises of stock options ..................        797         288          63
  Purchases of treasury stock .................................     (3,789)     (3,938)     (4,307)
--------------------------------------------------------------------------------------------------
       Net cash provided by financing activities ..............    122,387      27,267      56,907
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ..........      7,677     (33,861)     45,961
Cash and cash equivalents at beginning of year ................     37,893      71,754      25,793
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year ......................  $  45,570      37,893      71,754
==================================================================================================
Supplemental data:
  Interest paid ...............................................  $  33,793      27,461      19,281
  Income taxes paid, net of refunds received ..................      3,992         508       4,665
  Loans transferred to other real estate ......................      3,983       1,215       3,035
  Loans originated to finance sales of other real estate ......        431       1,308       2,708
  Securities transferred from held to maturity to available
    for sale (note 3) .........................................       --        44,891        --
==================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

     Progressive Bank, Inc. ("Progressive") is a bank holding company whose sole subsidiary is Pawling Savings Bank ("Pawling"). Collectively, these entities are referred to herein as the "Company." Pawling is a New York state-chartered stock savings bank providing a full range of community banking services to its customers. The Company is engaged principally in the business of attracting retail deposits from the general public and the business community and investing those funds in residential and commercial mortgages, consumer loans and securities. Pawling's market area consists of the seven southern tier counties of New York State, north of New York City. Progressive and Pawling are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. Deposits are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").

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

     All share and per share data have been adjusted to give retroactive effect to the three-for-two stock split completed in December 1996. The split resulted in the issuance of 1,476,025 additional common shares. The total par value for these shares was retroactively transferred to common stock from paid-in-capital.

     Reclassifications are made when necessary to conform prior year amounts to the current year's presentation.

Securities

     Securities are classified as held to maturity securities, trading securities, or available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted effective January 1, 1994. Securities held to maturity are limited to debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available for sale.

     Held to maturity securities are carried at amortized cost. Available for sale debt securities and marketable equity securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of taxes). Non-marketable equity securities (principally Federal Home Loan Bank stock) are included in securities available for sale at cost, as there is no readily available market value. The Company has no trading securities.

     Premiums and discounts on debt securities are recognized as adjustments to interest income. Realized gains and losses on sales of securities are determined using the specific identification method. Unrealized losses on held to maturity and available for sale securities are charged to earnings when the decline in fair value of a security is judged to be other than temporary.

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of the known and inherent risks in the portfolio, past loan loss experience, estimated value of underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses charged to operations. Loan losses and recoveries of loans previously written-off are charged or credited to the allowance as incurred or realized, respectively.

     Effective January 1, 1995, the Company prospectively adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under SFAS No. 114, a loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest contractually due. Creditors are permitted to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than the impaired loan's recorded investment, an impairment loss is recognized as part of the allowance for loan losses. Substantially all of the Company's impaired loans are collateral-dependent loans measured based on the fair value of the collateral.

     Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time of the review. Those judgements are subject to further review by various sources, including the Company's regulators. Future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Interest and Fees on Loans

     Interest income is accrued monthly on outstanding loan principal balances unless management considers collection to be uncertain (generally, when principal or interest payments are 90 days or more past due). When loans are placed on non-accrual status, previously accrued but unpaid interest is reversed by charging interest income of the current period. Loans are returned to accrual status when collectibility is no longer considered uncertain.

     Loan origination fees and certain direct loan origination costs are deferred. The net fee or cost is amortized to interest income, using the level yield method, over the contractual loan term. Amortization ceases when loans are placed on non-accrual status and resumes when loans are returned to accrual status.

Other Real Estate

     Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure and properties secured by loans classified as in-substance foreclosures. A property is initially recorded at fair value less costs to sell, and any resulting write-down of the recorded investment in the loan is charged to the allowance for loan losses. Thereafter, an allowance for losses on other real estate is established for any further declines in estimated fair value less costs to sell. Fair value estimates are based on recent appraisals and other available information.

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

Premises and Equipment

     Land is carried at cost. Buildings, furniture and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repair costs are charged to operating expenses as incurred, while costs of significant improvements are capitalized.

Income Taxes

     In accordance with the asset and liability method required by SFAS No. 109, deferred taxes are recognized for the estimated future tax effects attributable to "temporary differences" between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions and for all unused tax loss carryforwards, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date of the change.

Branch Purchase Premium

     The purchase premium that resulted from the 1996 acquisition of branches has been capitalized as an intangible asset. The premium is being amortized on a straight-line basis over seven years (the estimated average remaining life of the acquired customer base). The unamortized premium is reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

Mortgage Servicing Rights

     Effective January 1, 1996, the Company prospectively changed its method of accounting for mortgage servicing rights, upon adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that entities recognize, as separate assets, the rights to service mortgage loans for others regardless of how those servicing rights are acquired. Capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and any impairment loss is recognized through a valuation allowance. Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.

Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied to stock option grants made in 1995 and later years. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

Postretirement Benefits

     The Company accounts for the cost of certain postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cost of these postretirement benefits is recognized on an accrual basis as such benefits are earned by active and retired employees.

Net Income Per Common Share

     Net income per common share is based on net income divided by the weighted average common shares outstanding during the period, which include on retroactive basis the additional shares issued in the 1996 stock split. Outstanding common stock equivalents (stock options) did not have a significant dilutive effect on the per share data.

2.  Acquisition of Branches

     In April 1996, Pawling completed the acquisition of two branch offices in Rockland County, New York and assumed deposit liabilities of approximately $152.8 million. Assets recorded in the acquisition were principally cash and a deposit purchase premium.

3. Securities

     A summary of the Company's securities at December 31 follows:

                                                                       Gross         Gross
                                                       Amortized     Unrealized    Unrealized    Fair
                     1996                                Cost          Gains         Losses      Value
-------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Securities available for sale:
  Debt securities:
    United States Treasury and agencies...........    $  86,860           132         (109)      86,883
    Mortgage-backed securities....................       41,640         1,335          (90)      42,885
    Corporate and other...........................        3,190            52            --       3,242
-------------------------------------------------------------------------------------------------------
       Total debt securities......................      131,690         1,519         (199)     133,010
  Equity securities...............................        4,786            22          (26)       4,782
-------------------------------------------------------------------------------------------------------
          Total securities available for sale.....      136,476         1,541         (225)     137,792
Securities held to maturity:
    Mortgage-backed securities....................       72,614           194         (493)      72,315
-------------------------------------------------------------------------------------------------------
            Total securities......................     $209,090         1,735         (718)     210,107
=======================================================================================================

                     1995
-------------------------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    United States Treasury and agencies...........    $  47,458           415          (10)      47,863
    Mortgage-backed securities....................       43,462         1,373            --      44,835
    Corporate and other...........................        9,704           200            --       9,904
-------------------------------------------------------------------------------------------------------
       Total debt securities......................      100,624         1,988          (10)     102,602
  Equity securities...............................        4,351            10          (62)       4,299
-------------------------------------------------------------------------------------------------------
          Total securities available for sale.....      104,975         1,998          (72)     106,901
Securities held to maturity:
    Mortgage-backed securities....................       40,148           276          (38)      40,386
-------------------------------------------------------------------------------------------------------
            Total securities......................     $145,123         2,274         (110)     147,287
=======================================================================================================

     Equity securities at December 31, 1996 and 1995 include Federal Home Loan Bank stock with a cost basis of $4.4 million and $4.0 million, respectively.

     The Company's mortgage-backed securities are pass-through securities guaranteed by Freddie Mac and Fannie Mae. Mortgage-backed securities held to maturity are principally five- and seven-year balloon payment securities, and mortgage-backed securities available for sale are adjustable rate securities.

     In November 1995, the Financial Accounting Standards Board issued a special report which provided a one-time opportunity to reassess the appropriateness of security classifications under SFAS No. 115, prior to year-end 1995. Reclassifications from the held to maturity category allowed by this one-time opportunity would not call into question the intent to hold other debt securities to maturity. In accordance with the special report, on November 30, 1995, the Company made a one-time transfer of adjustable rate mortgage-backed securities with an amortized cost of $44.9 million and a fair value of $46.3 million, to the available for sale portfolio from the held to maturity portfolio. The transfer was made primarily to enhance liquidity and provide greater flexibility in managing the Company's securities.

     The following is a summary of the amortized cost and fair value of debt securities available for sale (other than mortgage-backed securities) at December 31, 1996, by remaining term to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized         Fair
Remaining Contractual Term                                 Cost           Value
--------------------------------------------------------------------------------
                                                             (In thousands)
One year or less.......................................   $23,026         23,039
More than one year to five years.......................    67,024         67,086
--------------------------------------------------------------------------------
    Total..............................................   $90,050         90,125
================================================================================

     Sales of available for sale securities resulted in gross realized losses of $199,000 in 1996. Gross realized gains and gross realized losses on sales of securities available for sale were $379,000 and $30,000, respectively, in 1995 and $300,000 and $1.3 million, respectively, in 1994.

     Changes in unrealized holding gains and losses on available for sale securities resulted in pre-tax increases (decreases) in shareholders' equity of ($610,000), $2.3 million and ($4.1) million during 1996, 1995 and 1994, respectively.

4. Loans

     Loans at December 31 consist of the following:

                                                          1996            1995
-------------------------------------------------------------------------------
                                                             (In thousands)
Mortgage loans:
  Residential properties:
     One-to-four family dwellings....................   $401,026        370,591
     Five or more dwelling units.....................     28,138         25,354
  Commercial properties..............................     81,117         73,851
  Construction and land..............................      8,871         10,773
  Net deferred mortgage loan origination fees .......     (2,075)        (2,342)
-------------------------------------------------------------------------------
                                                         517,077        478,227
-------------------------------------------------------------------------------
Other loans:
  Automobile financing...............................     26,121         21,936
  Mobile home........................................     26,185         22,885
  Consumer installment...............................      2,798          2,621
  Business installment...............................     11,392          6,284
  Other..............................................      5,973          5,397
  Net deferred other loan origination costs..........      3,239          2,397
-------------------------------------------------------------------------------
                                                          75,708         61,520
-------------------------------------------------------------------------------
     Total loans.....................................    592,785        539,747
Allowance for loan losses............................     (9,231)        (8,033)
-------------------------------------------------------------------------------
     Total loans, net................................   $583,554        531,714
===============================================================================

     Mortgage loans consist of adjustable rate loans of $360.7 million and fixed rate loans of $158.4 million at December 31, 1996 ($298.6 million and $182.0 million, respectively, at December 31, 1995). Residential mortgage loans include construction loans on pre-sold homes of $47.2 million and home equity loans of $38.6 million at December 31, 1996 ($35.2 million and $32.2 million, respectively, at December 31, 1995).

     The Company originates loans primarily in the New York counties of Dutchess, Sullivan, Orange, Putnam, Ulster, Westchester and Rockland. Since 1993, the Company has also originated loans in the Connecticut counties of Fairfield, Hartford, New Haven and Litchfield. The ability of borrowers to make principal and interest payments in the future will depend upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's lending region.

     The following loans were on non-accrual status at December 31:

                                           1996            1995            1994
--------------------------------------------------------------------------------
                                                      (In thousands)
  Mortgage loans:
    Residential properties............    $3,656           2,407           1,593
    Commercial properties.............       714           2,591           3,009
    Construction and land.............       215             593           2,736
--------------------------------------------------------------------------------
       Total..........................    $4,585           5,591           7,338
================================================================================

     The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $571,000, $1.5 million and $1.8 million at December 31, 1996, 1995 and 1994, respectively. There were no commitments to lend additional funds to borrowers with restructured loans at December 31, 1996.

     If interest payments on non-accrual and restructured loans at December 31 had been made during the respective years in accordance with the original contractual loan terms, additional interest income of approximately $509,000, $489,000 and $1.0 million would have been recognized in 1996, 1995 and 1994, respectively.

     The adoption of SFAS No. 114, effective January 1, 1995, did not have a significant effect on the Company's consolidated financial statements. SFAS No. 114 applies to loans that are individually evaluated for collectibility in accordance with the Company's ongoing loan review procedures (principally commercial mortgage and construction loans). The total recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans of $929,000 and $3.2 million at December 31, 1996 and 1995, respectively. These totals include loans of $430,000 in 1996 and $2.5 million in 1995, for which an allowance for loan impairment was not required under SFAS No. 114 due to the adequacy of related collateral values and prior charge-offs. The remaining impaired loans of $499,000 in 1996 and $674,000 in 1995 had allowances for loan impairment measured under SFAS No. 114 of $89,000 and $110,000, respectively, which were included in the overall allowance for loan losses. The average recorded investment in total impaired loans was $2.2 million for 1996 and $5.1 million for 1995. Interest income on impaired loans is recognized on a cash basis and was not significant for 1996 and 1995.

     Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:

                                          1996            1995            1994
-------------------------------------------------------------------------------
                                                     (In thousands)
Balance at beginning of year.........   $ 8,033           9,402          13,920
Provision charged to operations......     2,300             600           1,500
-------------------------------------------------------------------------------
                                         10,333          10,002          15,420
-------------------------------------------------------------------------------
Loans charged-off:
  Mortgage loans:
    Residential......................      (954)           (376)         (1,259)
    Commercial.......................      (332)           (593)         (4,391)
    Construction and land............         --         (1,166)           (275)
  Other loans:
    Consumer.........................      (267)           (219)           (235)
    Commercial.......................        (5)            (30)            (57)
-------------------------------------------------------------------------------
       Total charge-offs.............    (1,558)         (2,384)         (6,217)
-------------------------------------------------------------------------------
Recoveries:
  Mortgage loans:
    Residential......................        54              84              12
    Commercial.......................       106              80              28
    Construction and land............       217             189              37
  Other loans:
    Consumer.........................        50              56              71
    Commercial.......................        29               6              51
-------------------------------------------------------------------------------
       Total recoveries..............       456             415             199
-------------------------------------------------------------------------------
Net charge-offs......................    (1,102)         (1,969)         (6,018)
-------------------------------------------------------------------------------
Balance at end of year...............   $ 9,231           8,033           9,402
===============================================================================

     In 1994, the Company completed bulk sales of (i) non-performing mortgage loans of $3.4 million and (ii) performing mortgage loans of $4.8 million with relatively high credit risk. The net sales proceeds totaled $4.3 million, resulting in losses of $3.9 million which were charged against the allowance for loan losses. There were no bulk sales in 1996 or 1995.

     Certain mortgage loans originated by the Company have been sold without recourse in the secondary market. The net realized gain (loss) on these sales was $161,000, $67,000 and ($1.5) million in 1996, 1995 and 1994, respectively.
The net loss in 1994 primarily reflects the sale of seasoned fixed rate mortgages. Other realized gains and losses during the three-year period relate to the Company's current practice of selling newly originated fixed rate mortgage loans. At December 31, 1996 and 1995, mortgage loans held for sale had a cost basis of $1.2 million and $891,000, respectively, which approximated fair value. At December 31, 1996, intangible assets included $37,000 for the unamortized cost of mortgage servicing assets recognized on 1996 loan sales in accordance with SFAS No. 122. The fair value of these servicing rights approximated their carrying value.

     The Company generally retains the servicing rights on mortgage loans sold. The principal balances of loans serviced for others, which are not included in the consolidated balance sheets, were $55.2 million, $58.0 million and $49.1 million at December 31, 1996, 1995 and 1994, respectively.

5. Other Real Estate

     Other real estate consisted of the following properties at December 31:

                                                           1996            1995
-------------------------------------------------------------------------------
                                                              (In thousands)
Residential properties................................   $   900            160
Commercial properties.................................     1,564            296
Construction and land.................................       477            152
-------------------------------------------------------------------------------
                                                           2,941            608
Allowance for losses..................................      (671)          (203)
-------------------------------------------------------------------------------
     Total other real estate, net.....................    $2,270            405
===============================================================================

     Activity in the allowance for losses is summarized as follows for the years ended December 31:

                                                            1996      1995      1994
-------------------------------------------------------------------------------------
                                                                 (In thousands)
Balance at beginning of year...........................     $203       471      1,047
Provision charged to net cost of other real estate.....      525       325      1,250
Charge-offs for realized losses........................      (57)     (593)    (1,826)
-------------------------------------------------------------------------------------
Balance at end of year.................................     $671       203        471
=====================================================================================

     The components of the net cost of other real estate were as follows for the years ended December 31:

                                                      1996      1995      1994
-------------------------------------------------------------------------------
                                                           (In thousands)
Provision for losses.............................     $525       325      1,250
Net holding costs................................      510       376      1,437
Gain on sales of properties......................     (242)     (346)      (687)
-------------------------------------------------------------------------------
     Net cost of other real estate...............     $793       355      2,000
===============================================================================

6. Premises and Equipment

     Premises and equipment consisted of the following at December 31:

                                                            1996           1995
--------------------------------------------------------------------------------
                                                               (In thousands)
Land...................................................   $ 1,839          1,184
Buildings..............................................     9,726          9,504
Furniture and equipment................................     7,463          6,909
--------------------------------------------------------------------------------
                                                           19,028         17,597
Less accumulated depreciation..........................     8,705          7,924
--------------------------------------------------------------------------------
     Total premises and equipment, net.................   $10,323          9,673
================================================================================

7. Savings and Time Deposits

     The following is an analysis of savings and time deposits at December 31:

                                                    1996                           1995
                                        -------------------------------------------------------------
                                                          Weighted                       Weighted
                                            Amount      Average Rate       Amount      Average Rate
-----------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
NOW accounts...........................   $  24,829        1.76%         $  22,814        1.99%
Savings accounts.......................     169,358        3.47            154,425        3.54
Money market accounts..................     169,665        5.02             80,347        5.26
Time deposits..........................     372,727        5.37            347,470        5.70
-----------------------------------------------------------------------------------------------------
     Total savings and time deposits...    $736,579        4.73%          $605,056        4.95%
=====================================================================================================

     The following is a summary of time deposits by remaining contractual term at December 31:

                                                   1996                          1995
                                      -------------------------------------------------------------
                                                        Weighted                       Weighted
Remaining Contractual Term                Amount      Average Rate       Amount      Average Rate
---------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Six months or less...................    $193,415         5.23%         $186,438         5.67%
More than six months to one year.....      89,083         5.20            84,554         5.54
More than one year to two years......      56,404         5.70            42,027         5.88
More than two years to three years...      11,291         5.79            10,810         5.62
More than three years to five years..      17,132         6.06            10,443         5.99
More than five years.................       5,402         6.52            13,198         6.29
---------------------------------------------------------------------------------------------------
     Total time deposits.............    $372,727         5.37%         $347,470         5.70%
===================================================================================================

     Time deposits issued in amounts of $100,000 or more amounted to approximately $52.6 million and $50.3 million at December 31, 1996 and 1995, respectively. Interest expense on time deposits over $100,000 amounted to approximately $2.9 million, $2.7 million and $2.3 million in 1996, 1995 and 1994, respectively.

8. Borrowings

     From time to time, the Company purchases federal funds. These borrowings generally mature within one to four days of the transaction date. During 1996, the maximum balance outstanding as of any month end was $17.9 million, and the average balance was $927,000 with a weighted average interest rate of 5.50%. There were no such borrowings outstanding at December 31, 1996 or 1995.

     Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at December 31, 1996, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $88.8 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings under these arrangements during 1996, 1995 and 1994.

9. Other Non-Interest Expense

     The components of other non-interest expense for the years ended December 31 are as follows:

                                                         1996      1995     1994
--------------------------------------------------------------------------------
                                                             (In thousands)
Professional and outside service fees................   $1,912    1,553    1,564
Printing, postage, telephone and office supplies.....    1,606    1,283    1,229
(Credit) provision for losses on Nationar claim......   (1,000)   1,000       --
Advertising..........................................      849      868      749
Data processing......................................      753      612      611
Foreclosure and collection expense...................      751      411    1,042
Other................................................    1,092    1,072      910
--------------------------------------------------------------------------------
      Total..........................................   $5,963    6,799    6,105
================================================================================

     In February 1995, the Superintendent of Banks for the State of New York (the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. The Company used Nationar for federal funds transactions, as well as certain custodial and investment services. The Company had approximately $3.6 million in federal funds sold and other deposits invested with Nationar at the time of seizure, which were reclassified to other assets at December 31, 1995. Based on the Superintendent's preliminary indications that Nationar's assets may be inadequate to fully satisfy creditor claims and a report noting a deficit in Nationar's net shareholders' equity, management, as advised by legal counsel, believed that there was reasonable likelihood that the Company would not recover all of its investments in federal funds and other deposits at Nationar at December 31, 1995. As a result, the Company established a valuation allowance of $1.0 million in 1995 through a charge to other non-interest expense. In June and December 1996, the Company received cash distributions which fully satisfied its $3.6 million claim and, accordingly, the valuation allowance was reversed in the fourth quarter of 1996 by a credit to other non-interest expense.

10. Income Taxes

     The components of income tax expense (benefit) are as follows for the years ended December 31:

                                                     1996       1995      1994
-------------------------------------------------------------------------------
                                                           (In thousands)
Current:
  Federal......................................     $2,579      3,191       865
  State........................................        432      1,109       288
-------------------------------------------------------------------------------
                                                     3,011      4,300     1,153
-------------------------------------------------------------------------------
Deferred:
  Federal......................................       (500)       243     1,243
  State........................................       (158)        81       478
  Reductions in the valuation allowance
    for deferred tax assets....................         --       (174)   (3,502)
-------------------------------------------------------------------------------
                                                      (658)       150    (1,781)
-------------------------------------------------------------------------------
     Total income tax expense (benefit)........     $2,353      4,450      (628)
===============================================================================

     The following is a reconciliation of the expected income tax expense and the actual income tax expense (benefit). The expected income taxes have been computed by applying the statutory federal tax rate to income before taxes:

                                                         1996            1995           1994
--------------------------------------------------------------------------------------------
                                                                      (In thousands)
Income tax at applicable federal statutory rate..........     $3,969       3,820       2,394
Increase (decrease) in income tax expense resulting
 from:
  Favorable resolution of prior years' tax examinations..     (2,441)         --          --
  State income taxes, net of federal tax effect..........        802         804         506
  Reductions in the valuation allowance for deferred
    tax assets...........................................         --        (174)     (3,502)
  Other..................................................         23          --         (26)
--------------------------------------------------------------------------------------------
     Actual income tax expense (benefit).................     $2,353       4,450        (628)
============================================================================================

     Federal and state tax benefits of $1.5 million and $941,000, respectively, were recognized in 1996 upon settlement with the tax authorities of audits of certain prior years' tax returns.

     The valuation allowance applicable to the Company's federal deferred tax asset was reduced by $174,000 in 1995 primarily due to the utilization of capital loss carryforwards during the year.

     The valuation allowance applicable to the Company's federal deferred tax asset was reduced by $1.3 million in 1994 commensurate with the increases during the year in federal income taxes recoverable by loss carryback. In addition, the valuation allowance applicable to the Company's state deferred tax asset was reduced by $2.2 million in the fourth quarter of 1994. This latter reduction was based on management's reevaluation of the Company's prospects for future earnings considering factors such as (i) the reduction in non-performing assets and other higher-risk assets primarily attributable to the bulk sales in the fourth quarter of 1994, (ii) the reduction in interest rate risk attributable to the sale of primarily lower yielding fixed rate loans and securities in the fourth quarter of 1994, and (iii) the sustained level of recent historical pre-tax earnings, including the achievement of three consecutive years of consistent profitability. The state deferred tax asset has been recognized on the basis of expected earnings in future years, as the New York State tax law does not allow net operating loss carrybacks or carryforwards.

     Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

     The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                          1996       1995
------------------------------------------------------------------------------------------
                                                                          (In thousands)
Deferred tax assets:
    Allowance for loan losses.........................................   $3,803      3,309
    Net deferred loan origination fees................................      916      1,037
    Accrued postretirement benefits...................................      923        909
    Accrued interest payable..........................................      899        876
    Other deductible temporary differences............................      707        750
------------------------------------------------------------------------------------------
        Total gross deferred tax assets...............................    7,248      6,881
        Less valuation allowance......................................      (88)       (88)
------------------------------------------------------------------------------------------
        Deferred tax assets, net of valuation allowance...............    7,160      6,793
 Deferred tax liabilities for taxable temporary differences...........     (479)      (770)
------------------------------------------------------------------------------------------
 Net deferred tax assets..............................................    6,681      6,023
 Net deferred tax liability associated with net unrealized gain
    on securities recognized in shareholders' equity..................     (547)      (800)
------------------------------------------------------------------------------------------
 Total net deferred tax assets........................................   $6,134      5,223
==========================================================================================

     As a thrift institution, Pawling is subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

     Certain amendments to the federal and New York State tax laws regarding bad debt deductions were enacted in July and August 1996. The federal amendments include elimination of the percentage of taxable income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. Pawling previously established, and will continue to maintain, a deferred tax liability with the respect to such excess federal reserves. The New York State amendments redesignate Pawling's state bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage of taxable income method.

     In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the federal and state base-year reserves of $8.8 million and $24.9 million, respectively, since the Company does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws as amended, events that would result in taxation of these reserves include (i) redemptions of Pawling's stock or certain excess distributions to Progressive and (ii) failure of Pawling to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. The unrecognized deferred tax liabilities at December 31, 1996 with respect to the federal and state base-year reserves were approximately $3.0 million and $1.8 million, respectively.

11. Regulatory Matters

Capital Requirements

     FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and minimum ratios of Tier 1 capital and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The FRB has adopted similar requirements for the consolidated capital of bank holding companies.

     Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well capitalized if it has a Tier 1 capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk- based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1996, Pawling and Progressive met all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized Pawling as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed Pawling's capital classification.

     The following is a summary of actual capital amounts and ratios as of December 31, 1996 for Pawling and Progressive (consolidated), compared to the requirements for minimum capital adequacy and for classification as well-capitalized:

                                                                     Requirements
                                                    ----------------------------------------------
                                                         Minimum Capital     For Classification as
                                       Actual               Adequacy           Well Capitalized
                              --------------------------------------------------------------------
                                 Amount     Ratio      Amount      Ratio      Amount      Ratio
--------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Pawling:
Leverage capital.............   $57,095      6.6%     $34,779       4.0%     $43,473       5.0%
Risk-based capital:
  Tier 1.....................    57,095     12.3       18,603       4.0       27,904       6.0
  Total......................    62,951     13.5       37,205       8.0       46,507      10.0
Progressive (consolidated):
Leverage capital.............   $63,047      7.2%     $35,013       4.0%
Risk-based capital:
  Tier 1.....................    63,047     13.5       18,646       4.0
  Total......................    68,916     14.8       37,292       8.0
==================================================================================================

Dividend Restrictions

     Dividend payments by Progressive must be within certain guidelines of the FRB which provide, among other things, that dividends generally should be paid only from current earnings. Pawling's ability to pay dividends to Progressive is also subject to various restrictions. Under New York State Banking Law, dividends may be declared and paid only from Pawling's net profits, as defined. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profit for the year plus the retained net profits of the preceding two years. At December 31, 1996, Pawling had $6.4 million in retained net profits which were available for dividend payments.

Reserve Requirements

     Pawling is required to maintain reserves (primarily in the form of cash on hand and Federal Reserve Bank balances) with respect to certain types of deposit liabilities. Reserves maintained at December 31, 1996 and 1995 were $3.8 million and $2.8 million, respectively.

12. Stock Option Plans

     The Company has established stock option plans for its employees and directors. Under the plans, the option exercise price may not be less than the fair market value of the common stock at the date of the grant. Options under the employees' incentive stock option plan are generally exercisable any time within ten years of the date of grant. Unexercised options automatically expire 90 days after termination of an employee's continuous employment by the Company. Pursuant to the directors' non-qualified stock option plans adopted in 1992 and

1993, options have ten-year terms, and vest and become fully exercisable six months after the date of grant. At December 31, 1996, shares available for future grant totaled 16,716 for the employees' plan and 47,100 for the directors' plans.

     The following is a summary of activity in the plans for 1994, 1995 and 1996. The number of shares and per share prices have been adjusted to reflect the 1996 stock split (see note 1).

                                              Employees' Plan                Directors' Plans
----------------------------------------------------------------------------------------------------
                                                    Weighted Average               Weighted Average
                                        Shares       Exercise Price     Shares      Exercise Price
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1993....    56,190          $  5.84         124,050         $ 9.32
     Granted........................    26,490            12.07           4,800          12.50
     Exercised......................   (17,715)            3.14            (750)         11.00
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994....    64,965             9.11         128,100           9.43
     Granted........................   109,749            16.72            --              --
     Exercised......................   (29,227)            6.20         (11,850)          9.03
     Forfeited......................    (1,200)            2.83            --              --
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995....   144,287            15.54         116,250           9.47
     Granted........................    75,300            18.26          10,800          17.17
     Exercised......................   (41,243)           14.20         (23,250)          9.06
     Forfeited......................   (16,140)           16.74            --              --
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996....   162,204           $16.96         103,800         $10.37
====================================================================================================

Exercisable at December 31:
     1994...........................    64,965          $  9.11         128,100         $ 9.43
     1995...........................    97,787            14.77         116,250           9.47
     1996...........................   142,704            16.93         103,800          10.37
====================================================================================================

     The following is a summary of additional information concerning options outstanding at December 31, 1996, for the employees' plan and directors' plans on a combined basis:

                                                     Weighted Average
                                      ------------------------------------------
Exercise Price Range      Number (1)   Remaining Life (years)     Exercise Price
--------------------------------------------------------------------------------
   $6.83 - $7.00            37,200             5.0                    $  6.99
       11.00                53,250             7.0                      11.00
   11.83 - 12.83            16,204             7.0                      12.29
       15.75                26,000             8.0                      15.75
   17.17 - 17.75           110,100             9.0                      17.42
   18.67 - 20.33            23,250             9.5                      19.55
--------------------------------------------------------------------------------
   $6.83 - $20.33          266,004             7.9                     $14.39
================================================================================
(1) All options were exercisable at December 31, 1996, except for options on 19,500 shares in the $17.17 - $17.75 price range.

     All options have been granted at exercise prices equal to the fair value of the common stock at the grant dates. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value-based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period (if any). The estimated weighted average fair values of options granted in 1996 and 1995 were $4.78 and $4.93, respectively. These fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 3.0%; expected volatility rate of 25.0% in 1996 and 26.4% in 1995; risk-free interest rate of 5.95% in 1996 and 6.89% in 1995; and expected option lives of 6.0 years in 1996 and 6.2 years in 1995.

     The following is a comparison of the Company's net income and earnings per share, as reported, to the pro forma amounts assuming application of the fair-value-based method of SFAS No. 123 to options granted in 1995 and 1996:

                                                    1996                 1995
--------------------------------------------------------------------------------
                                                 (In thousands, except per share
                                                             amounts)
Net income:
  As reported..................................    $9,321               6,786
  Pro forma....................................     8,879               6,446

Net income per common share:
  As reported..................................    $ 2.38                1.67
  Pro forma....................................      2.27                1.58
================================================================================

13.  Employee Benefits

Pension Benefits

  The Company maintains a non-contributory defined benefit pension plan which covers substantially all employees who meet certain age and length of service requirements. Benefits are based on the employees' years of accredited service and their average annual three years' earnings, as defined by the plan. Plan benefits are funded through Company contributions at least equal to the amounts required by law.

  The following is a reconciliation of the funded status of the plan at December 31:

                                                                           1996     1995
------------------------------------------------------------------------------------------------
                                                                           (In thousands)

Actuarial present value of benefit obligations:
  Accumulated benefit obligation-vested ...............................  $ 5,352    5,125
  Accumulated benefit obligation-nonvested ............................      313      286
------------------------------------------------------------------------------------------------
                                                                           5,665    5,411
  Effect of projected future compensation levels ......................    1,255    1,226
------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date .............    6,920    6,637
Plan assets, at fair value (primarily investments in mutual funds) ....    8,643    7,639
------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation .................    1,723    1,002
Unrecognized net transition obligation ................................       21       30
Unrecognized prior service cost .......................................     (143)    (160)
Unrecognized net gain from past experience different from
  that assumed and effect of changes in assumptions ...................     (975)    (301)
------------------------------------------------------------------------------------------------
     Prepaid pension expense (included in other assets) ...............  $   626      571
================================================================================================
  The components of net pension expense are as follows for the years ended
December 31:


                                                               1996        1995     1994
------------------------------------------------------------------------------------------------
                                                                      (In thousands)

Service cost-- benefits earned during the year............  $   271         241      264
Interest cost on projected benefit obligation.............      489         460      388
Actual return on plan assets..............................   (1,082)     (1,279)     (29)
Net amortization and deferral.............................      472         766     (488)
------------------------------------------------------------------------------------------------
     Net pension expense..................................  $   150         188      135
================================================================================================

  A discount rate of 7.75% and a rate of increase in future compensation levels of 5.5% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1996 (7.50% and 5.5%, respectively, at December 31, 1995, and 8.25% and 6.0%, respectively, at December 31, 1994). The expected long-term rate of return on plan assets was 8.0% for each year.

  In 1994, the Company implemented a non-qualified, unfunded retirement and severance plan for members of the Board of Directors. Under this plan, each member leaving the Board after at least five years of service is entitled to a benefit consisting of the annual retainer fee at the time of departure multiplied by the director's number of years of service, up to 15 years. The annual cost of this plan was $85,000 for 1996 and $95,000 for both 1995 and 1994. The accumulated benefit obligation was $420,000 and $470,000 at December 31, 1996 and 1995, respectively.

Other Postretirement Benefits

  The Company also provides certain postretirement health care benefits. Under the current plan, substantially all Company employees become eligible for postretirement benefits if they meet certain age and length of service requirements. The Company accrues the cost of these benefits as they are earned by active employees.

  The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, were as follows at December 31:


                                                                                          1996     1995
------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Accumulated postretirement obligations:
    Retirees ........................................................................  $   613      593
    Fully eligible employees ........................................................      138      138
    Other active participants .......................................................      613      549
------------------------------------------------------------------------------------------------------------
       Total accumulated postretirement benefit obligation ..........................    1,364    1,280
Unrecognized prior service cost .....................................................      408      450
Unrecognized gain from the effect of changes in assumptions and plan
     amendments .....................................................................      459      460
------------------------------------------------------------------------------------------------------------
          Accrued postretirement benefit cost (included in other liabilities) .......   $2,231    2,190
============================================================================================================
  The components of net postretirement benefits expense are as follows for the years ended December 31:


                                                                                 1996     1995     1994
------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Service cost-- benefits earned during the year ................................. $    58    48       67
Interest cost on accumulated benefit obligation ................................     100    91      170
Net amortization and deferral ..................................................     (60)  (72)      --
------------------------------------------------------------------------------------------------------------
     Net postretirement benefits expense ....................................... $    98    67      237
============================================================================================================

  The accumulated postretirement benefit obligation was determined using discount rates of 7.75%, 7.50% and 8.25% at December 31, 1996, 1995 and 1994,
respectively. At December 31, 1996, the assumed rate of increase in future health care costs was 9.5% for 1997, gradually decreasing to 5.5% in the year 2005 and remaining at that level thereafter. Increasing the assumed health care cost trend rate by 1.0% in each future year would increase the accumulated benefit obligation as of December 31, 1996 by $98,000 and the service cost by $2,000 for the year then ended.

401(k) Savings Plan

  The Company also maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, pursuant to which eligible employees may elect to contribute up to 8.0% of their compensation. The Company makes contributions equal to 50% of the first 5.0% of a participant's contribution for non-highly compensated employees, and 50% of the first 3.0% for highly-compensated employees. Voluntary and matching contributions are invested, in accordance with the participant's direction, in one or a number of investment options including a fund consisting of shares of Progressive's common stock. Employee contributions vest immediately, while employer contributions vest ratably over a five-year period beginning after the first year of participation. Savings plan expense amounted to $117,000 in 1996, $92,000 in 1995 and $79,000 in 1994.

14.  Commitments and Contingencies

Off-Balance Sheet Financial Instruments

  The Company's lending-related financial instruments with off-balance sheet risk consist of loan origination commitments, unadvanced lines of credit and standby letters of credit. These instruments involve various degrees of credit risk, interest rate risk and liquidity risk. The Company's maximum potential exposure to credit loss is represented by the contractual amounts of the instruments, assuming that they are fully funded at a later date and any collateral proves to be worthless. The Company does not utilize off-balance sheet financial instruments for trading purposes.

  The contractual amounts of these financial instruments at December 31 were as follows:


                                                                   1996    1995
--------------------------------------------------------------------------------
                                                                  (In thousands)

Commitments and unadvanced lines of credit:
  Mortgage loans:
    Residential ...............................................  $65,225  54,023
    Commercial and other ......................................   16,146  10,184
  Other loans .................................................   11,784   8,617
--------------------------------------------------------------------------------
       Total ..................................................  $93,155  72,824
--------------------------------------------------------------------------------
Standby letters of credit .....................................  $   311     274
================================================================================

  Commitments to originate loans and unadvanced lines of credit are comprised of $80.0 million relating to adjustable rate loans and $13.2 million relating to fixed rate loans at December 31, 1996.

  The contractual amounts of these financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. Loan origination commitments are contractual agreements to lend to customers within specified time periods at interest rates and other terms based on market conditions existing on the commitment or closing date. Management evaluates each customer's creditworthiness on a case-by-case basis. Standby letters of credit are issued on behalf of customers in connection with contracts between the customer and third parties. Under a standby letter of credit, the Company assures that a third party will receive specified funds if a customer fails to meet his contractual obligation.

  At December 31, 1996 and 1995, the Company had mortgage loans held for sale of $1.2 million and $891,000, respectively, which approximated their fair value. For mortgage loans which are to be sold into the secondary market, the Company generally enters into commitments to sell loans to third parties at the time that rate lock agreements are entered into with the potential borrowers. At December 31, 1996 and 1995, the Company had commitments to sell loans to third parties amounting to $2.3 million and $1.2 million, respectively.

Lease Commitments

  At December 31, 1996, the Company was obligated under a number of non-cancelable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average Consumer Price Index. Rent expense under operating leases was approximately $433,000, $387,000 and $415,000 for 1996, 1995 and 1994,
respectively. The future minimum lease payments under operating leases at December 31, 1996 were $409,000 for 1997, $265,000 for 1998, $207,000 for 1999,
$144,000 for 2000, $70,000 for 2001, and a total of $527,000 for 2002 and later years.

Legal Proceedings

  In the normal course of business, the Company is involved in various outstanding legal proceedings. Management has discussed the nature of these proceedings with legal counsel. In the opinion of management, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

15.  Fair Values of Financial Instruments

  SFAS No. 107 requires disclosures about the fair value of financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Company's consolidated balance sheets, as well as certain off-balance sheet items.

  Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values estimated in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or transaction costs.

  Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business or the value of non-financial assets and liabilities such as premises and equipment. In addition, there are significant intangible assets that are not included in these fair value estimates, such as the value of "core deposits" and the Company's branch network. Accordingly, the fair values disclosed below do not represent management's estimate of the underlying value of the Company.

  The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities (none of which are held for trading purposes) at December 31:

                                                   1996               1995
                                            ------------------------------------
                                            Carrying   Fair     Carrying   Fair
                                            Amount     Value    Amount     Value
--------------------------------------------------------------------------------
                                                        (In millions)
Financial assets:
  Cash and due from banks ................  $ 15.1      15.1      14.9      14.9
  Federal funds sold .....................    30.5      30.5      23.0      23.0
  Securities .............................   210.4     210.1     147.0     147.3
  Loans ..................................   583.6     583.0     531.7     530.0
  Accrued interest receivable ............     6.1       6.1       5.0       5.0
Financial liabilities:
  Demand, NOW, savings and
   money market deposits . ...............   421.5     421.5     309.5     309.5
  Time deposits ..........................   372.7     372.7     347.5     347.5
  Accrued interest payable ...............     2.2       2.2       2.1       2.1
================================================================================

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

  The fair values of performing residential mortgage and consumer installment loans were estimated based on current secondary market prices or current interest rates for similar loans, adjusted judgmentally for differences in loan characteristics. The fair values of performing commercial mortgage and construction loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments and credit losses. The discount rates reflect estimated current market rates for loans with similar terms to borrowers of similar credit quality.

  The fair values of non-performing loans were based on management's analysis of available market information, recent collateral appraisals and other borrower-specific information.

Deposit Liabilities

  In accordance with SFAS No. 107, the fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market accounts) are equal to the carrying amounts payable on demand. The fair values of time deposits represent the greater of the contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities, or the amount at which depositors could settle their accounts.

  As required by SFAS No. 107, these estimated fair values do not include the value of core deposit relationships which comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source which has a substantial intangible value separate from the deposit balances.

Other Financial Instruments

  The other financial assets and liabilities shown in the preceding table have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

  Fair values of the loan origination commitments, unadvanced lines of credit and standby letters of credit described in note 14 were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 1996 and 1995, the fair values of these financial instruments were not significant.

16.  Recent Accounting Standard

  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Transactions within the scope of SFAS No. 125 include loan securitizations, sales of partial interests in financial assets, repurchase agreements, securities lending, pledges of collateral, loan syndications and participations, sales of receivables with recourse, servicing of mortgage and other loans and in-substance defeasances of debt.

  SFAS No. 125 applies a financial-components approach that focuses on the entity's control over a financial asset to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity recognizes on the balance sheet all assets it controls and all liabilities it has incurred. The entity would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. If the entity has surrendered control over the transferred assets, the transaction is accounted for as a sale. Under SFAS No. 125, control is considered to have been surrendered only if (i) the assets are isolated from the transferor; (ii) the transferee has the right to pledge or exchange the assets or is a qualifying special-purpose entity; and (iii) the transferor does not maintain effective control over the assets through an agreement to repurchase or redeem them. If any of these conditions are not met, the transfer is accounted for as a secured borrowing.

  As required, the Company will adopt SFAS No. 125 effective January 1, 1997 on a prospective basis. Management does not anticipate that the implementation of SFAS No. 125 will have a material impact on the Company's consolidated financial statements.

17.  Parent Company Condensed Financial Information

  The following are the condensed balance sheets of Progressive at December 31, 1996 and 1995, and its condensed statements of income and cash flows for 1996, 1995, and 1994:

Condensed Balance Sheets                                     1996         1995
--------------------------------------------------------------------------------
                                                               (In thousands)

Assets:
  Cash and due from banks ...............................  $    134         45
  Federal funds sold ....................................     5,200      2,370
  Securities available for sale, at fair value ..........     1,120      1,346
  Investment in Pawling .................................    66,609     62,629
  Other assets ..........................................       271      5,261
--------------------------------------------------------------------------------
        Total assets ....................................  $ 73,334     71,651
================================================================================
Liabilities and shareholders' equity:
  Accrued expenses and other liabilities ................  $    792      2,993
  Shareholders' equity ..................................    72,542     68,658
--------------------------------------------------------------------------------
        Total liabilities and shareholders' equity ......  $ 73,334     71,651
================================================================================

Condensed Statements of Income                       1996       1995       1994
--------------------------------------------------------------------------------
                                                           (In thousands)
Operating income:
  Dividends received from Pawling ............... $  4,298      5,652     7,485
  Interest and other dividends ..................      225        193       324
  Management and service fees ...................      315        418       523
  (Loss) gain on securities .....................      --         (22)       25
--------------------------------------------------------------------------------
                                                     4,838      6,241     8,357
--------------------------------------------------------------------------------
Operating expense:
  Salaries and employee benefits ................      316        407       463
  Other .........................................     (603)     1,511       320
--------------------------------------------------------------------------------
                                                      (287)     1,918       783
--------------------------------------------------------------------------------
Income before income taxes ......................    5,125      4,323     7,574
Income tax expense (benefit) ....................      158       (549)       37
--------------------------------------------------------------------------------
Income before equity in undistributed income
   of Pawling ...................................    4,967      4,872     7,537
Equity in undistributed income of Pawling .......    4,354      1,914       133
--------------------------------------------------------------------------------
     Net income ................................. $  9,321      6,786     7,670
================================================================================


Condensed Statements of Cash Flows                            1996       1995       1994
-----------------------------------------------------------------------------------------
                                                                   (In thousands)
Operating activities:
  Net income ...............................................  $ 9,321     6,786     7,670
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed income of Pawling ............   (4,354)   (1,914)     (133)
      Other, net ...........................................    2,782    (2,917)       40
-----------------------------------------------------------------------------------------
          Net cash provided by operating activities ........    7,749     1,955     7,577
-----------------------------------------------------------------------------------------
Investing activities:
  Purchases of securities ..................................       -         -       (202)
  Proceeds from maturities of securities ...................      250       303       652
  Proceeds from sales of securities ........................       --     1,801       385
-----------------------------------------------------------------------------------------
          Net cash provided by investing activities ........      250     2,104       835
-----------------------------------------------------------------------------------------
Financing activities:
  Cash dividends paid on common stock ......................   (2,088)   (1,766)   (1,085)
  Net proceeds on exercises of stock options ...............      797       288        63
  Purchases of treasury stock ..............................   (3,789)   (3,938)   (4,307)
-----------------------------------------------------------------------------------------
          Net cash used in financing activities ............   (5,080)   (5,416)   (5,329)
Net increase (decrease) in cash and cash equivalents .......    2,919    (1,357)    3,083
Cash and cash equivalents at beginning of year .............    2,415     3,772       689
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year ...................  $ 5,334     2,415     3,772
=========================================================================================

18.  Quarterly Results of Operations (Unaudited)

  Quarterly unaudited financial information follows:

                                     First      Second     Third      Fourth
               1996                  Quarter    Quarter    Quarter    Quarter   Year
--------------------------------------------------------------------------------------
                                         (In thousands, except per share amounts)
Interest and dividend income ..... $ 14,684     17,095     17,031     17,038    65,848
Interest expense .................    7,373      8,783      8,956      8,737    33,849
--------------------------------------------------------------------------------------
Net interest income ..............    7,311      8,312      8,075      8,301    31,999
Provision for loan losses ........      300        600        600        800     2,300
Net loss on securities ...........      --        (194)       --          (5)    (199)
Net gain on sales of loans .......       90         18         31         22       161
Other income .....................      816        855        866        850     3,387
Other expense (1) ................    4,638      5,970      5,653      5,113    21,374
--------------------------------------------------------------------------------------
Income  before income taxes ......    3,279      2,421      2,719      3,255    11,674
Income tax expense (benefit) (2) .    1,357       (513)       174      1,335     2,353
--------------------------------------------------------------------------------------
Net income ....................... $  1,922      2,934      2,545      1,920     9,321
======================================================================================
Net income per common share (3) .. $   0.49       0.74       0.65       0.50      2.38
======================================================================================
               1995
--------------------------------------------------------------------------------------
Interest and dividend income ..... $ 13,074     13,657     14,248     14,522    55,501
Interest expense .................    6,221      6,737      7,248      7,486    27,692
--------------------------------------------------------------------------------------
Net interest income ..............    6,853      6,920      7,000      7,036    27,809
Provision for loan losses ........      125        125        150        200       600
Net (loss) gain on securities ....       --         (8)        53        304       349
Net gain on sales of loans .......        9         28          1         29        67
Other income .....................      670        708        696        816     2,890
Other expense (1) ................    4,834      4,778      4,468      5,199    19,279
--------------------------------------------------------------------------------------
Income  before income taxes ......    2,573      2,745      3,132      2,786    11,236
Income tax expense ...............    1,059      1,121      1,290        980     4,450
--------------------------------------------------------------------------------------
Net income ....................... $  1,514      1,624      1,842      1,806     6,786
======================================================================================
Net income per common share (3) .. $   0.37       0.40       0.45       0.45      1.67
======================================================================================

(1) The fourth quarter of 1996 reflects a credit of $1.0 million and the fourth quarter of 1995 reflects a charge of $1.0 million related to the Nationar claim. See note 9.

(2) The second and third quarters reflect tax benefits of $1.5 million and $941,000, respectively, related to settlements with the tax authorities. See note 10.

(3) Based on weighted average common shares outstanding including, on a retroactive basis, the additional shares issued in the stock split completed in December 1996. See note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information included in the Proxy Statement is incorporated herein by reference: "PROPOSAL I - ELECTION OF DIRECTORS - General" and "Committees of the Board of Directors" which appears on pages 3,4 and 5 of the Proxy Statement; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" which appears on pages 20 and 21 of the Proxy Statement.

EXECUTIVE OFFICERS

Peter Van Kleeck         Age: 62

Mr. Van Kleeck is President and CEO of both Progressive Bank, Inc. and Pawling Savings Bank.

John A. Eickman          Age: 45

Mr. Eickman joined Pawling Savings Bank in August 1996 as Executive Vice President and Chief Lending Officer. Prior to joining Pawling, he served as Senior Vice President of Summit Bancorporation, Summit, New Jersey, since 1986.

Robert A. Gabrielsen     Age: 38

Mr. Gabrielsen is Executive Vice President and Chief Financial Officer of Pawling Savings Bank and Treasurer of Progressive Bank, Inc.

Daniel J. Driscoll       Age: 39

Mr. Driscoll joined Pawling Savings Bank in November 1995. He presently is a Senior Vice President of Retail Sales. Prior to joining Pawling, he was Vice President/District Manager, Newburgh region for Fleet Bank of New York, served as Vice President/Client Service Officer for Fleet Investment Services in Portland, Maine and was Branch Manager for Citibank, N.A. in Portland.

Robert Apple             Age: 41

Mr. Apple serves as Legal Counsel for both Pawling Savings Bank and Progressive Bank, Inc. He is Vice President of Progressive Bank, Inc. and has been employed by Progressive Bank, Inc. since 1990.

Rosemary A. Hyland       Age: 46

Mrs. Hyland joined Pawling Savings Bank in September 1996 as Vice President in charge of Human Resources. From 1990 to 1996, she was Director of Compensation Benefits and Employment at Vassar Brothers Hospital in Poughkeepsie, New York.

ITEM 11. EXECUTIVE COMPENSATION

  The following information included in the Proxy Statement is incorporated herein by reference: "PROPOSAL I - ELECTION OF DIRECTORS - Compensation Committee Report on Executive Compensation," "Comparative Stock Performance Graph," "- Executive Compensation, and "- Director Compensation," which appear on pages 6 through 12 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following information included in the Proxy Statement is incorporated herein by reference: "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" which appears on pages 1 and 2 of the Proxy Statement; and "PROPOSAL I - ELECTION OF DIRECTORS - Security Ownership of Management," which appears on pages 13 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The following information included in the Proxy Statement is incorporated herein by reference: "PROPOSAL I - ELECTION OF DIRECTORS - Transactions With Management," which appears on page 12 of the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following are filed as part of this Annual Report on Form 10-K:

            (A) Independent Auditors' Report;

            (B) Consolidated Balance Sheets at December 31, 1996 and 1995;

            (C) Consolidated Statements of Income for the Years Ended December
                31, 1996, 1995 and 1994;

            (D) Consolidated Statements of Shareholders' Equity for the Years
                Ended December 31, 1996, 1995 and 1994;

            (E) Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1996, 1995 and 1994; and

            (F) Notes to the Consolidated Financial Statements;


  (2) Schedules have been omitted as they are not applicable.

    (3) Exhibits


          Designation     Description
          -----------     -----------

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

             10.9 Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan - Directors (incorporated by reference to Exhibit
                          10.9 to the Annual Report on Form 10-K, No. 0-15025,of Progressive Bank, Inc. filed March 23, 1994).

             10.10 Employment Agreement by and between Progressive Bank, Inc., Pawling Savings Bank, and Peter Van Kleeck (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, No. 0-15025, of Progressive Bank, Inc. filed March 26, 1996 (hereinafter "1996 Form 10-K").

             10.11 Progressive Bank, Inc. Noncontributory Retirement and Severance Plan for Certain Members of the Board of Directors (incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

             10.12 Severance Agreements by and between Progressive Bank, Inc., Pawling Savings Bank, and John Eickman, and by and between Progressive Bank, Inc., Pawling Savings Bank, and Robert Gabrielsen.

             13           1996 Annual Report to security holders.

             21           Subsidiaries of the registrant.

             23           Consent of KPMG Peat Marwick LLP.

             27           Financial Data Schedule.

  (b) Reports on Form 8-K. During the quarter ended December 31, 1996, the Registrant did not file any current reports on Form 8-K.

  (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

  (d) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PROGRESSIVE BANK, INC.
                                                 (Registrant)


                                                 By: /s/ Peter Van Kleeck
                                                     ---------------------
                                                 Peter Van Kleeck
                                                 President & Chief
                                                 Executive Officer
Date:  March 11, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                         Date
    ---------                 -----                         ----


/s/ Peter Van Kleeck          President & Chief             March 11, 1997
--------------------          Executive Officer
Peter Van Kleeck              (Principal Executive
                              Officer)

/s/ Robert Gabrielsen         Treasurer (Principal          March 11, 1997
---------------------         Financial Officer &
Robert Gabrielsen             Principal Accounting
                              Officer)

/s/ Elizabeth P. Allen        Director                      March 11, 1997
----------------------
Elizabeth P. Allen


/s/ Thomas C. Aposporos       Director & Chairman of        March 11, 1997
-----------------------       the Board
Thomas C. Aposporos


/s/ George M. Coulter         Director                      March 11, 1997
---------------------
George M. Coulter

/s/ Richard T. Hazzard        Director                      March 11, 1997
----------------------
Richard T. Hazzard

/s/ Richard Novik             Director                      March 11, 1997
-----------------
Richard Novik

/s/ John J. Page              Director                      March 11, 1997
----------------
John J. Page

/s/ Archibald A. Smith        Director                      March 11, 1997
----------------------
Archibald A. Smith

/s/ Roger W. Smith            Director                      March 11, 1997
------------------
Roger W. Smith

/s/ David A. Swinden          Director                      March 11, 1997
--------------------
David A. Swinden