Form 10-Q
period 1997-03-31
PROGRESSIVE BANK INC
filed 1997-05-14
CIK 797507

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         March 31, 1997
                                    ------------------------------
                                or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ________________

               Commission File Number:    0-15025
                                      -------------------

                      PROGRESSIVE BANK, INC.
                      ----------------------
      (Exact name of registrant as specified in its charter)


           New York                                 14-1682661
-------------------------------                ------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)



             1301 Route 52, Fishkill, New York 12524
       ---------------------------------------------------
       (Address of principal executive offices) (Zip Code)

                          (914) 897-7400
       ---------------------------------------------------
       (Registrant's telephone number, including area code)

                          Not Applicable
       ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x   No
                                                   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1997: 3,809,884 shares.

                        TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION


                                                              Page
Item 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets as of March 31, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . .1

   Consolidated Statements of Income for the Three
     Months Ended March 31, 1997 and March 31, 1996. . . . . . .2

   Consolidated Statements of Shareholders' Equity for the Three
     Months Ended March 31, 1997 and March 31, 1996. . . . . . .3

   Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1997 and March 31, 1996. . . . . . .4

   Notes to Consolidated Interim Financial Statements. . . . . .5

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . 6-16



                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . 17

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . 17

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . 17

Item 4. Submission of Matters to a Vote of Security Holders. . 17

Item 5. Other Information. . . . . . . . . . . . . . . . . . . 17

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit I. . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                           CONSOLIDATED BALANCE SHEETS
                     PROGRESSIVE BANK, INC. AND SUBSIDIARY
             (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                MARCH 31,     DECEMBER 31,
                                                                  1997           1996
                                                               ----------------------------

ASSETS

  Cash and due from banks. . . . . . . . . . . . . . . . . . . . $ 13,432       15,070

  Federal funds sold . . . . . . . . . . . . . . . . . . . . . .   25,700       30,500

  Securities:

    Available for sale, at fair value. . . . . . . . . . . . . .  134,366      137,792

    Held to maturity, at amortized cost (fair value of
                $84,046 in 1997 and $72,315 in 1996) . . . . . .   85,347       72,614
-----------------------------------------------------------------------------------------
    Total securities . . . . . . . . . . . . . . . . . . . . . .  219,713      210,406
-----------------------------------------------------------------------------------------
  Loans, net:

    Mortgage loans . . . . . . . . . . . . . . . . . . . . . . .  517,496      517,077

    Other loans. . . . . . . . . . . . . . . . . . . . . . . . .   77,393       75,708

    Allowance for loan losses. . . . . . . . . . . . . . . . . .   (9,421)      (9,231)
-----------------------------------------------------------------------------------------
      Total loans, net . . . . . . . . . . . . . . . . . . . . .  585,468      583,554
-----------------------------------------------------------------------------------------
  Accrued interest receivable. . . . . . . . . . . . . . . . . .    5,676        6,068

  Other real estate, net . . . . . . . . . . . . . . . . . . . .    1,318        2,270

  Premises and equipment, net  . . . . . . . . . . . . . . . . .    9,717       10,323

  Deferred income taxes, net . . . . . . . . . . . . . . . . . .    6,667        6,134

  Intangible assets  . . . . . . . . . . . . . . . . . . . . . .    8,406        8,755

  Other assets . . . . . . . . . . . . . . . . . . . . . . . . .    1,570        2,100
-----------------------------------------------------------------------------------------
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . $877,667      875,180
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:

   Savings and time deposits . . . . . . . . . . . . . . . . . . $738,731      736,579

   Demand deposits . . . . . . . . . . . . . . . . . . . . . . .   56,159       57,622

   Accrued expenses and other liabilities. . . . . . . . . . . .    9,452        8,437
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .  804,342      802,638
-----------------------------------------------------------------------------------------
  Shareholders' equity:

   Preferred stock ($1.00 par value; 5,000,000 shares
    authorized; none issued) . . . . . . . . . . . . . . . . . .       --           --

   Common stock ($1.00 par value; 15,000,000 shares
    authorized; 4,427,999 shares issued) . . . . . . . . . . . .    4,428        4,428

   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .   25,879       25,879

   Retained earnings . . . . . . . . . . . . . . . . . . . . . .   53,334       51,882

   Treasury stock, at cost (603,115 shares in 1997
     and 603,315 shares in 1996) . . . . . . . . . . . . . . . .  (10,412)     (10,416)

   Net unrealized gain on securities available for sale, net of
     taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       96          769
-----------------------------------------------------------------------------------------
    Total shareholders' equity . . . . . . . . . . . . . . . . .   73,325       72,542
-----------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity . . . . . . . . . $877,667      875,180
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                           CONSOLIDATED STATEMENTS OF INCOME
                         PROGRESSIVE BANK, INC. AND SUBSIDIARY
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       (UNAUDITED)



                                                                          FOR THE
                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                     1997           1996
                                                                 --------------------------


INTEREST AND DIVIDEND INCOME:
  Mortgage loans . . . . . . . . . . . . . . . . . . . . . . . .   $11,320          10,491

  Other loans. . . . . . . . . . . . . . . . . . . . . . . . . .     1,818           1,510

  Securities . . . . . . . . . . . . . . . . . . . . . . . . . .     3,448           2,495

  Federal funds sold . . . . . . . . . . . . . . . . . . . . . .       393             188
-------------------------------------------------------------------------------------------
   Total interest and dividend income. . . . . . . . . . . . . .    16,979          14,684
-------------------------------------------------------------------------------------------
INTEREST EXPENSE:

  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,567           7,343

  Other borrowings . . . . . . . . . . . . . . . . . . . . . . .        --              30
-------------------------------------------------------------------------------------------
   Total interest expense. . . . . . . . . . . . . . . . . . . .     8,567           7,373
-------------------------------------------------------------------------------------------
   Net interest income . . . . . . . . . . . . . . . . . . . . .     8,412           7,311

Provision for loan losses. . . . . . . . . . . . . . . . . . . .       600             300
-------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses . . . . .     7,812           7,011
-------------------------------------------------------------------------------------------

OTHER INCOME:

  Deposit service fees . . . . . . . . . . . . . . . . . . . . .       577             595

  Other service fees . . . . . . . . . . . . . . . . . . . . . .       195             150

  Net gain on sales of loans . . . . . . . . . . . . . . . . . .        65              90

  Other non-interest income. . . . . . . . . . . . . . . . . . .        83              71
-------------------------------------------------------------------------------------------
   Total other income. . . . . . . . . . . . . . . . . . . . . .       920             906
-------------------------------------------------------------------------------------------
   Net interest and other income . . . . . . . . . . . . . . . .     8,732           7,917
-------------------------------------------------------------------------------------------
OTHER EXPENSE:

  Salaries and employee benefits . . . . . . . . . . . . . . . .     2,846           2,452

  Occupancy and equipment. . . . . . . . . . . . . . . . . . . .       689             732

  Net cost of other real estate. . . . . . . . . . . . . . . . .       (12)             54

  Amortization of intangible assets. . . . . . . . . . . . . . .       349              --

  Other non-interest expense . . . . . . . . . . . . . . . . . .     1,393           1,400
-------------------------------------------------------------------------------------------
   Total other expense . . . . . . . . . . . . . . . . . . . . .     5,265           4,638
-------------------------------------------------------------------------------------------
   Income before income taxes. . . . . . . . . . . . . . . . . .     3,467           3,279

Income tax expense . . . . . . . . . . . . . . . . . . . . . . .     1,364           1,357
-------------------------------------------------------------------------------------------
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .    $2,103           1,922
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Net income per common share(1) . . . . . . . . . . . . . . . . .    $ 0.55            0.49
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding(1). . . . . . . . . .     3,825           3,945
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

(1) The 1996 amounts were adjusted for the three-for-two stock split completed in December 1996. See note 2.



See accompanying notes to consolidated interim financial statements.

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  PROGRESSIVE BANK, INC. AND SUBSIDIARY
                            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                                (UNAUDITED)



                                                                                                        Net

                                         Common Stock                                                Unrealized
                                 --------------------------
                                   Shares                     Paid-in      Retained     Treasury      Gain on

                                Outstanding(1)    Amount(1)   Capital(1)   Earnings      Stock       Securities      Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 .   3,824,684         $4,428      25,879       51,882      (10,416)             769     72,542

Net income . . . . . . . . . .                         --          --        2,103           --               --      2,103
Cash dividends declared
 ($0.17 per share) . . . . . .                         --          --         (650)          --               --       (650)

Stock options exercised. . . .         200             --          --           (1)           4               --          3

Net change in unrealized gain
 on securities available for sale,
 net of taxes. . . . . . . . .                         --          --           --           --             (673)      (673)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997. . .   3,824,884         $4,428      25,879       53,334      (10,412)              96     73,325
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 .   3,942,441         $4,428      25,879       44,880       (7,655)           1,126     68,658

Net income . . . . . . . . . .                         --          --        1,922           --               --      1,922

Cash dividends declared
 ($0.13 per share)(1). . . . .                         --          --         (526)          --               --       (526)

Stock options exercised. . . .       3,498             --          --          (13)          55               --         42

Net change in unrealized gain
 on securities available for sale,
 net of taxes. . . . . . . . .                         --          --           --           --             (497)      (497)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996. . .   3,945,939         $4,428      25,879       46,263       (7,600)             629     69,599
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) The 1996 amounts were adjusted for the three-for-two stock split completed in December 1996. See note 2.




See accompanying notes to consolidated interim financial statements.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    PROGRESSIVE BANK, INC. AND SUBSIDIARY
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1997              1996
                                                            ---------------------------------

OPERATING ACTIVITIES:

   Net income. . . . . . . . . . . . . . . . . . . . . . .       $ 2,103             1,922
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses . . . . . . . . . . . . . .           600               300
     Provision for losses on other real estate . . . . . .            --                75
     Depreciation expense. . . . . . . . . . . . . . . . .           209               238
     Net gain on sales of loans. . . . . . . . . . . . . .           (65)              (90)
     Amortization of net premiums (discounts) on securities           16               (22)
     Amortization of net deferred loan origination fees. .           (67)             (203)
     Net decrease (increase) in accrued interest receivable          392               (81)
     Gain on sales of premises and equipment . . . . . . .          (186)               --
     Gain on sales of other real estate. . . . . . . . . .          (351)              (31)
     Amortization of intangible assets . . . . . . . . . .           349                --
     Net increase in accrued expenses and other liabilities        1,015            17,920
     Other, net. . . . . . . . . . . . . . . . . . . . . .           411            (1,682)
--------------------------------------------------------------------------------------------
      Net cash provided by operating activities. . . . . .         4,426            18,346
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of securities:
      Securities available for sale. . . . . . . . . . . .       (24,602)          (38,665)
      Securities held to maturity. . . . . . . . . . . . .       (17,517)          (33,164)
   Proceeds from principal payments, maturities and calls of
      securities:
      Securities available for sale. . . . . . . . . . . .        26,905            13,861
      Securities held to maturity. . . . . . . . . . . . .         4,748             2,126
   Disbursements for loan originations, net of principal
      collections. . . . . . . . . . . . . . . . . . . . .        (6,084)           (8,258)
   Proceeds from sales of loans. . . . . . . . . . . . . .         3,373             1,377
   Purchases of premises and equipment . . . . . . . . . .           (67)              (88)
   Proceeds from sales of premises and equipment . . . . .           680                --
   Proceeds from sales of other real estate. . . . . . . .         1,658                64
--------------------------------------------------------------------------------------------
   Net cash used in investing activities . . . . . . . . .       (10,906)          (62,747)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net decrease in time deposits . . . . . . . . . . . . .        (7,047)          (14,890)
   Net increase in other deposits. . . . . . . . . . . . .         7,736            20,469
   Cash dividends paid on common stock . . . . . . . . . .          (650)             (526)
   Net proceeds on exercises of stock options. . . . . . .             3                42
   Increase in other borrowings. . . . . . . . . . . . . .            --            17,900
--------------------------------------------------------------------------------------------
        Net cash provided by financing activities. . . . .            42            22,995
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents. . . . . . . . .        (6,438)          (21,406)
Cash and cash equivalents at beginning of period . . . . .        45,570            37,893
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . . . . .       $39,132            16,487
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
   Interest paid . . . . . . . . . . . . . . . . . . . . .       $ 8,614             7,252
   Income taxes paid . . . . . . . . . . . . . . . . . . .           134               390
   Loans transferred to other real estate. . . . . . . . .           505               826
   Loans originated to finance sales of other real estate.           170                96
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
              Progressive Bank, Inc. and Subsidiary
                           (Unaudited)

Note 1: Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Progressive Bank, Inc. ("Progressive," or, together with its subsidiary, the "Company") in conformity with generally accepted accounting principles for interim financial statements. Progressive, a New York corporation, is a bank holding company whose sole subsidiary is Pawling Savings Bank ("Pawling"), a New York state-chartered stock savings bank. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated interim financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated interim financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company for the fiscal year ended December 31, 1996.

Note 2: Net Income Per Common Share

Net income per common share is based on net income divided by the weighted average common shares outstanding during the period. Outstanding common stock equivalents (stock options) did not have a significant dilutive effect upon the net income per share computation.

All 1996 share and per share data have been adjusted to give retroactive effect to the three-for-two stock split completed in December 1996. The split resulted in the issuance of 1,476,025 additional common shares. The total par value for these shares was retroactively transferred to common stock from paid-in-capital.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of both basic EPS and diluted EPS by all entities with complex capital structures. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997 and will present EPS data for all periods in accordance with the new statetment.

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

                               FINANCIAL CONDITION

  Total assets of the Company were $877.7 million at March 31, 1997 as compared to $875.2 million at December 31, 1996, an increase of $2.5 million or 0.3%.

  Total securities increased by $9.3 million, consisting of a $12.7 million increase in securities held to maturity and a $3.4 million decrease in securities available for sale. The increase in securities held to maturity primarily reflects $17.5 million in purchases of fixed rate five- and seven-year balloon mortgage-backed securities, partially offset by principal paydowns of $4.7 million. The decrease in securities available for sale primarily reflects maturities, calls and principal paydowns of $26.9 million, partially offset by $24.6 million in purchases of U.S. government agencies and U.S. Treasury notes.

  Net loans totaled $585.5 million at March 31, 1997 compared to $583.6
million at December 31, 1996, an increase of $1.9 million or 0.3%.   The
residential mortgage segment of the loan portfolio increased $370,000 (net of loan sales to the secondary market of $3.3 million) from $429.2 million at December 31, 1996 to $429.5 million at March 31, 1997. The commercial mortgage segment of the loan portfolio decreased $320,000 or 0.4%, from $81.1 million at December 31, 1996 to $80.8 million at March 31, 1997. The construction mortgage segment of the loan portfolio increased $225,000 or 2.5%, from $8.9 million at December 31, 1996 to $9.1 million at March 31, 1997. Other loans increased $1.7 million or 2.3% during the first three months of 1997 from $72.5 million to $74.2 million, primarily due to increases in business installment loans and automobile financing.

  The $689,000 increase in deposits during the first quarter of 1997 was primarily attributable to a $16.0 million increase in money market accounts, partially offset by a decrease in time deposits of $7.0 million, a decline in savings accounts of $6.8 million and a decline of $1.5 million in demand deposits.

  Shareholders' equity at March 31, 1997 was $73.3 million, an increase of $783,000 or 1.1% from December 31, 1996. This increase primarily reflects net income of $2.1 million, partially offset by cash dividends of $650,000. Shareholders' equity, as a percent of total assets, was 8.35% at March 31, 1997 compared to 8.29% at December 31, 1996. Book value per share increased to $19.17 at March 31, 1997 from $18.97 at December 31, 1996.

  The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated:



                                                   Three Months Ended                  Three Months Ended
                                                     March 31, 1997                     March 31, 1996
                                           -------------------------------     --------------------------------
                                             Average              Average        Average              Average
                                             Balance   Interest    Rate          Balance   Interest     Rate
                                           --------------------------------------------------------------------
                                                                  (Dollars in thousands)

Interest-earning assets:
   Mortgage loans (1). . . . . . .          $521,181    11,320     8.69%         $481,895   10,491      8.71%

   Other loans (1) . . . . . . . .            73,130     1,818     9.94            59,754    1,510     10.11

   Mortgage-backed securities (2).           122,783     2,101     6.84            88,391    1,478      6.69

   U.S. Treasury and agencies,
    corporate and other securities (2,3)      86,766     1,347     6.21            63,388    1,017      6.42

   Federal funds sold. . . . . . .            30,687       393     5.12            14,292      188      5.26
----------------------------------------------------------------------------------------------------------------
    Total interest-earning assets            834,547    16,979     8.14%          707,720   14,684      8.30%

Non-interest-earning assets. . . .            46,065                               44,313
----------------------------------------------------------------------------------------------------------------
    Total assets . . . . . . . . .          $880,612                             $752,033
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:

  Time deposits. . . . . . . . . .          $370,489     4,906     5.30%         $339,697    4,708      5.54%

  Other deposits (4) . . . . . . .           366,049     3,661     4.00           268,441    2,635      3.93

  Other borrowings . . . . . . . .                --        --       --             2,226       30      5.39
----------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities        736,538     8,567     4.65%          610,364    7,373      4.83%

Non-interest-bearing liabilities .            71,140                               72,540
----------------------------------------------------------------------------------------------------------------
   Total liabilities . . . . . . .           807,678                              682,904

Shareholders' equity . . . . . . .            72,934                               69,129
----------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
           equity. . . . . . . . .          $880,612                             $752,033
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net earning balance. . . . . . . .          $ 98,009                            $  97,356
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . .                       8,412                               7,311
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Interest rate spread (5) . . . . .                                 3.49%                                3.47%

Net yield on interest-earning
  assets (margin) (6). . . . . . .                                 4.03%                                4.13%
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

(1) Interest income on loans does not include interest on non-accrual loans; however, such loans have been included in the calculation of the average balances outstanding.
(2)  Average balances have been calculated based on amortized cost.
(3) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect thereof is not material.
(4) Includes NOW accounts, passbook and statement savings accounts, and money market accounts.
(5) Represents average rate on total interest-earning assets less average rate on total interest-bearing liabilities.
(6) Represents net interest income divided by total average interest-earning assets.

RESULTS OF OPERATIONS

GENERAL

  The Company's net income was $2.1 million or $0.55 per share for the quarter ended March 31, 1997 as compared to $1.9 million or $0.49 per share for the same three-month period in 1996. The $181,000 or 9.4% increase in net income was primarily the result of a $1.1 million increase in net interest income, partially offset by a $627,000 increase in other expense and a $300,000 increase in the provision for loan losses.

NET INTEREST INCOME

  Net interest income increased $1.1 million, or 15.1%, to $8.4 million for the three-month period ended March 31, 1997 compared to $7.3 million for the same period in 1996. The components of net interest income are interest and dividend income, which increased $2.3 million or 15.6%, and interest on deposits and other borrowings, which increased $1.2 million or 16.2%. The Company's interest rate spread widened by 2 basis points from 3.47% for the three months ended March 31, 1996 to 3.49% for the same period in 1997, attributable to an 18 basis point decrease in the cost of interest-bearing liabilities, substantially offset by a 16 basis point decrease in the average yield on interest-earning assets. The Company's net interest margin narrowed by 10 basis points from 4.13% for the three months ended March 31, 1996 to 4.03% for the same period in 1997.

  Interest on loans increased by $1.1 million, or 9.5%, primarily reflecting increases in the volume of outstanding loans, partially offset by the decrease in the average yield. Average mortgage and other loans increased by $52.7 million for the quarter as compared to the same quarter in the previous year.

  Interest on mortgage-backed securities increased $623,000, or 42.2%, due to an increase of $34.4 million in the average balance outstanding and an increase of 15 basis points in the average yield earned on the portfolio. The higher yield was attributable to recent purchases of securities and upward adjustments on adjustable rate mortgage-backed securities.

  Interest and dividends on U.S. Treasury and agencies, corporate and other securities increased by $330,000, or 32.4%, primarily reflecting a $23.4 million increase in the average balance outstanding, primarily due to purchases of U.S. Treasury and agency securities, partially offset by maturities and calls. The average portfolio yield declined by 21 basis points, primarily reflecting maturities and calls of higher yielding securities.

  Interest on federal funds sold increased $205,000 primarily reflecting a $16.4 million increase in the average balance outstanding, partially offset by a decrease in the average yield.

  The $1.2 million increase in interest expense was primarily due to a $128.4 million increase in average interest-bearing deposits primarily due to the acquisition of the Rockland County branches during the second quarter of 1996, partially offset by the decline in the overall cost of funds.

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

  For the three-month period ended March 31, 1997, the provision for loan losses was $600,000, an increase of $300,000 compared to the provision of $300,000 for the comparable period in 1996. The higher provision was made to increase the allowance for loan losses in line with the Company's loan growth and changes in portfolio mix. The allowance for loan losses represented 1.6% of total loans at March 31, 1997 compared to 1.5% a year earlier. Non-performing loans were $5.5 million, or 0.92% of total loans, at March 31, 1997 compared to $6.2 million, or 1.13% of total loans, at March 31, 1996 and $4.8 million, or 0.81% of total loans, at December 31, 1996.

  In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status.
 At March 31, 1997, slow paying loans amounted to $4.4 million as compared to $4.0 million at March 31, 1996 and $6.3 million at December 31, 1996.

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

  Activity in the allowance for loan losses for the periods indicated is summarized as follows:




                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    1997            1996
                                                                  -------------------------
                                                                    (Dollars in thousands)

Balance at beginning of period . . . . . . . . . . . . . . . . .   $9,231           8,033

Provision charged to operations. . . . . . . . . . . . . . . . .      600             300
-------------------------------------------------------------------------------------------
                                                                    9,831           8,333
-------------------------------------------------------------------------------------------
Loans charged-off:

  Mortgage loans:

   Residential . . . . . . . . . . . . . . . . . . . . . . . . .     (277)           (214)

   Construction and land . . . . . . . . . . . . . . . . . . . .      (41)             --

  Other loans:

   Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . .     (111)            (37)
-------------------------------------------------------------------------------------------
      Total charge-offs. . . . . . . . . . . . . . . . . . . . .     (429)           (251)
-------------------------------------------------------------------------------------------
Recoveries:

  Mortgage loans:

   Residential . . . . . . . . . . . . . . . . . . . . . . . . .       --              48

   Commercial. . . . . . . . . . . . . . . . . . . . . . . . . .       --              31

   Construction and land . . . . . . . . . . . . . . . . . . . .       --             101

  Other loans:

   Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . .       16              12

   Commercial. . . . . . . . . . . . . . . . . . . . . . . . . .        3               1
-------------------------------------------------------------------------------------------
      Total recoveries . . . . . . . . . . . . . . . . . . . . .       19             193
-------------------------------------------------------------------------------------------
Net charge-offs. . . . . . . . . . . . . . . . . . . . . . . . .     (410)            (58)
-------------------------------------------------------------------------------------------
Balance at end of period . . . . . . . . . . . . . . . . . . . .   $9,421           8,275
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


Ratio of net charge-offs to average total loans
  outstanding (annualized) . . . . . . . . . . . . . . . . . . .     0.28%           0.04%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

  The following table sets forth information with respect to non-performing assets and certain asset quality ratios at or for the dates indicated:


                                                                       MARCH 31,         DECEMBER 31,
                                                                  1997          1996        1996
                                                            -------------------------------------------
                                                                          (Dollars in thousands)


NON-PERFORMING LOANS:

  Mortgage loans:

   Residential properties. . . . . . . . . . . . . . . . . . . . $4,608         2,608       3,769

   Commercial properties . . . . . . . . . . . . . . . . . . . .    652         2,357         714

   Construction and land . . . . . . . . . . . . . . . . . . . .    138         1,173         215
------------------------------------------------------------------------------------------------------
                                                                  5,398         6,138       4,698

  Other loans. . . . . . . . . . . . . . . . . . . . . . . . . .     85            29         101
------------------------------------------------------------------------------------------------------
      Total non-performing loans (1) . . . . . . . . . . . . . .  5,483         6,167       4,799

OTHER REAL ESTATE, NET . . . . . . . . . . . . . . . . . . . . .  1,318         1,024       2,270
------------------------------------------------------------------------------------------------------
      Total non-performing assets. . . . . . . . . . . . . . . . $6,801         7,191       7,069
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Ratio of non-performing loans to total loans . . . . . . . . . .   0.92%         1.13%       0.81%

Ratio of non-performing assets to total assets . . . . . . . . .   0.77          0.92        0.81

Ratio of allowance for loan losses to total
  non-performing loans . . . . . . . . . . . . . . . . . . . . . 171.82        134.18      192.35
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

(1) Includes loans on non-accrual status of $5.3 million, $6.0 million and $4.6 million at March 31, 1997, March 31, 1996, and December 31, 1996, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.

  The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $568,000 at March 31, 1997, compared to $1.3 million at March 31, 1996 and $571,000 at December 31, 1996.

   The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans totaling $790,000 at March 31, 1997 and $929,000 at December 31, 1996. Total impaired loans at March 31, 1997 consist of (i) loans of $149,000 for which there was an allowance for loan impairment of $28,000 determined in accordance with SFAS No. 114 and (ii) loans of $641,000 for which such an allowance was not required due to the adequacy of related collateral values and prior charge-offs. The average recorded investment in impaired loans was $860,000 for the first quarter of 1997 and $3.4 million for the first quarter of 1996.
 Interest income on impaired loans is recognized on a cash basis and was not significant for the quarters ended March 31, 1997 and 1996.

OTHER INCOME

  Sources of other income include deposit and other service fees, net gain
(loss) on securities, net gain (loss) on sales of loans, and other non-interest income. For the three-month period ended March 31, 1997, other income increased by $14,000 to $920,000 from $906,000 for the same period in 1996.

  Deposit service fees, the largest component of other income, decreased by $18,000, or 3.0%, to $577,000 for the three-month period ended March 31, 1997 from $595,000 for the same period in 1996. Other service fees increased to $195,000 for the quarter ended March 31, 1997 from $150,000 for the previous year.

  Net gain on sales of loans was $65,000 for the three-month period ended March 31, 1997 compared to $90,000 during the same period in 1996. Sales of mortgage loans in both periods reflect the Company's current practice of selling newly originated fixed rate mortgage loans.

OTHER EXPENSE

  Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. For the quarter ended March 31, 1997, other expense increased by $627,000, or 13.5%, to $5.3 million from $4.6 million for 1996, primarily reflecting increases in salaries and employee benefits expense, as well as amortization of intangible assets in 1997.

  Salaries and employee benefits, the largest component of other expense, increased by $394,000, or 16.1%, to $2.8 million for the three-month period ended March 31, 1997 from $2.5 million for the same period in 1996. The increase primarily reflects additional expense due to the April 1996 acquisition of two branches, as well as the hiring of additional staff and normal merit and promotional salary increases.

  Occupancy and equipment costs decreased $43,000, or 5.9%, to $689,000 for the three-month period ended March 31, 1997 from the first quarter of 1996, primarily due to decreases in depreciation and equipment rental and repair expenses.

  The net cost of other real estate decreased $66,000 to ($12,000) for the quarter ended March 31, 1997 from $54,000 for the prior year quarter, primarily reflecting a decrease in the provision for losses on other real estate and increased gains on sales of properties, partially offset by increased holding costs.

  Amortization of intangible assets totaled $349,000 for the first quarter of 1997, primarily reflecting the amortization of the purchase premium as a result of the acquisition of branches in April 1996.

  Other non-interest expense remained virtually unchanged at $1.4 million for both quarters in 1997 and 1996. Increases in advertising expense, data processing expense and miscellaneous operating expenses were offset by a $186,000 gain on sale of the Newburgh Operations building in January 1997.

INCOME TAX EXPENSE

  For both three-month periods ended March 31, 1997 and 1996, income tax expense was $1.4 million (effective tax rates of 39.3% and 41.4%, respectively).

  The Company's net deferred tax assets were $6.7 million at March 31, 1997, compared to $6.1 million at December 31, 1996. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

RATIOS

  Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:



                                             THREE MONTHS ENDED            YEAR ENDED
                                                  MARCH 31,               DECEMBER 31,
                                             1997           1996              1996
                                         ------------------------------------------------

Return on assets:

 Net income divided by average
  total assets . . . . . . . . . . .         0.96%          1.02%             1.09%


Return on equity:

 Net income divided by average equity (1).  11.53%         11.12%             13.11%


(1) Average equity includes the effect of the net unrealized gain (loss) on securities available for sale, net of taxes.

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

 Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, federal funds sold and securities maturing within one year to total assets). At March 31, 1997, the Company had a primary liquidity ratio of 6.99% as compared to 7.84% at December 31, 1996.

 An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $794.9 million at March 31, 1997 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to the long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer and commercial markets to enable effective gathering and retention of core deposits. The Company has not utilized brokered deposits as a source of funds.

 In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at March 31, 1997, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $99.3 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources in 1997 and 1996, other than short term purchases of federal funds from the

FHLBNY during 1996.

 At March 31, 1997, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $90.8 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

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

 The risk-based capital adequacy guidelines require the Company and Pawling to maintain capital according to the risk profile of their asset portfolios and certain off-balance sheet items. The guidelines set forth a system for calculating risk-weighted assets by assigning assets (and credit-equivalent amounts for certain off-balance sheet items) to one of four broad risk-weight categories. The amount of risk-weighted assets is determined by applying a specific percentage (0%, 20%, 50% or 100%, depending on the level of credit risk) to the amounts assigned to each category. As a percentage of risk-weighted assets, a minimum ratio of 4.0% must be maintained for Tier 1 capital and 8.0% for total capital.

 At March 31, 1997, Progressive's consolidated capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:


                                                                      Risk-Based Capital
                                                          -----------------------------------------
                              Leverage Capital                    Tier 1                  Total
                        ------------------------------------------------------------------------------
                           Amount(1)      Ratio           Amount(1)      Ratio    Amount(1)    Ratio
------------------------------------------------------------------------------------------------------
Actual . . . . . . . .     $64,851         7.4%           $64,851        13.2%    $71,045      14.4%

Minimum requirement. .      35,112         4.0             19,693         4.0      39,386       8.0
------------------------------------------------------------------------------------------------------
Excess . . . . . . . .     $29,739         3.4%           $45,158         9.2%    $31,659       6.4%
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


(1) For all capital amounts, actual capital excludes the Company's after-tax net unrealized gain of $96,000 on securities available for sale (other than a $4,000 unrealized loss on equity securities) and intangible assets of $8.4 million.

 At March 31, 1997, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:


                                                                        Risk-Based Capital
                                                           ------------------------------------------
                              Leverage Capital                    Tier 1                  Total
                           --------------------------------------------------------------------------
                           Amount(1)      Ratio          Amount(1)      Ratio    Amount(1)      Ratio
-----------------------------------------------------------------------------------------------------
Actual . . . . . . . .     $58,934        6.8%           $58,934        12.0%    $65,118        13.3%

Minimum requirement. .      34,878        4.0             19,660         4.0      39,320         8.0
-----------------------------------------------------------------------------------------------------
Excess . . . . . . . .     $24,056        2.8%           $39,274         8.0%    $25,798         5.3%
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

(1) For all capital amounts, actual capital excludes Pawling's after-tax net unrealized gain of $119,000 on securities available for sale and intangible assets of $8.4 million.

 During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed in November 1994 and consisted of 220,500 shares at a total cost of $3.1 million or $14.14 per share. The second repurchase plan was completed in September 1995 and consisted of 210,000 shares at a total cost of $3.3 million or $15.89 per share. A third repurchase plan, which was announced in October 1995 and completed in July 1996, consisted of 202,500 shares at a total cost of $3.9 million or $19.19 per share. On October 21, 1996, the Company announced a fourth plan to repurchase 195,000 shares, or approximately 5% of outstanding stock, over a six- to nine-month period. At March 31, 1997, 74,250 shares had been purchased under the fourth plan at a cost of $1.7 million or $22.80 per share. The number of shares and the per share cost of each repurchase program have been restated to reflect the 1996 three-for-two stock split.

 On April 9, 1997, the Company's Board of Directors declared a dividend of 17 cents ($0.17) per common share, payable on May 30, 1997 to shareholders of record as of April 30, 1997.

                    ASSET/LIABILITY MANAGEMENT

 The Company's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management continually monitors the Company's interest rate risk. Risk management strategies are developed and implemented by the Asset/Liability Management Committee which uses various risk measurement tools to evaluate the impact of changes in interest rates on the Company's asset/liability structure and net interest income.

 Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was -4.18% at March 31, 1997. A negative gap exists when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets expected to mature or reprice in a given period. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may decrease earnings as the increase in interest expense paid on liabilities may be greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which will reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment.

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

 The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans and mortgage-backed securities, and maintaining a large base of core deposits. To date, the Company has not used synthetic hedging instruments such as interest rate futures, swaps or options in managing its interest rate risk.

 The following table summarizes the Company's interest rate sensitive assets and liabilities at March 31, 1997 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.




                                                         Within         One to Five       Over Five
                                                        One Year          Years             Years
                                                      -----------------------------------------------
                                                                  (Dollars in thousands)

Total interest-earning assets. . . . . . . . .         $479,590         296,740            57,376

Total interest-bearing liabilities . . . . . .          516,303         111,175           111,253
-----------------------------------------------------------------------------------------------------
 (Deficiency) excess of interest-earning assets
  compared to interest-bearing liabilities . .        ($ 36,713)        185,565           (53,877)
-----------------------------------------------------------------------------------------------------
 (Deficiency) excess as a percent of total assets.       (4.18%)         21.14%            (6.14%)

 Cumulative (deficiency) excess as a percent of
       total assets. . . . . . . . . . . . . .           (4.18%)         16.96%            10.82%
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


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

        (a)  Exhibit I,  Computation of Net Income Per Common Share.

                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PROGRESSIVE BANK, INC.
                                                ----------------------
                                                   (Registrant)





Date:  May 9, 1997                           /s/ Peter Van Kleeck
                                             --------------------------
                                             Peter Van Kleeck
                                             President and Chief Executive
                                              Officer
                                             Principal Executive Officer




Date:  May 9, 1997                           /s/ Robert Gabrielsen
                                             ---------------------------
                                             Robert Gabrielsen, Treasurer
                                             Principal Financial Officer and
                                             Principal Accounting Officer

                            Exhibit I


            COMPUTATION OF NET INCOME PER COMMON SHARE


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               1997           1996
                                                    ----------------------------------------
                                                    (In thousands, except per share amounts)

Net income . . . . . . . . . . . . . . . . .                  $2,103          $1,922

Weighted average common shares (1,2,3) . . .                   3,825           3,945

Net income per common share (3). . . . . . .                   $0.55           $0.49


(1) Outstanding common stock equivalents (stock options) did not have a significant dilutive effect on the per share data for either of the periods presented.

(2)  Net of treasury stock.

(3) The 1996 amounts were adjusted for the three-for-two stock split completed in December 1996. See note 2.