Form 10-Q
period 1997-06-30
PROGRESSIVE BANK INC
filed 1997-08-12
CIK 797507

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

                                      or

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ------------ to --------------------

                        Commission File Number: 0-15025
                                                -------

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

                                (914) 897-7400
                                --------------
           (Registrant's telephone number, including area code)

                               Not Applicable
                               --------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1997: 3,820,934 shares.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets as of June 30, 1997
      and December 31, 1996..............................................   1

    Consolidated Statements of Income for the Three and
      Six Months Ended June 30, 1997 and June 30, 1996...................   2

    Consolidated Statements of Shareholders' Equity for the
      Six Months Ended June 30, 1997 and June 30, 1996...................   3

    Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1997 and June 30, 1996...................   4

    Notes to Consolidated Interim Financial Statements................... 5-6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations..................................6-16

                         PART II--OTHER INFORMATION

Item 1. Legal Proceedings................................................  17

Item 2. Changes in Securities............................................  17

Item 3. Defaults Upon Senior Securities..................................  17

Item 4. Submission of Matters to a Vote of Security Holders..............  17

Item 5. Other Information................................................  17

Item 6. Exhibits and Reports on Form 8-K.................................  17

Signatures...............................................................  18

Exhibit 11...............................................................  19


    Explanatory Note: This Quarterly Report on Form 10-Q contains certain forward-looking statements consisting of estimates with respect to financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these statements. These factors include changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

                          CONSOLIDATED BALANCE SHEETS
                     PROGRESSIVE BANK, INC. AND SUBSIDIARY
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
ASSETS
  Cash and due from banks..............................................................  $   18,121       15,070
  Federal funds sold...................................................................      21,300       30,500
  Securities:
    Available for sale, at fair value..................................................     132,302      137,792
    Held to maturity, at amortized cost (fair value of
      $86,966 in 1997 and $72,315 in 1996).............................................      87,323       72,614
                                                                                         ----------  ------------
      Total securities.................................................................     219,625      210,406
                                                                                         ----------  ------------
  Loans, net:
    Mortgage loans.....................................................................     518,124      517,077
    Other loans........................................................................      78,639       75,708
    Allowance for loan losses..........................................................      (9,833)      (9,231)
                                                                                         ----------  ------------
      Total loans, net.................................................................     586,930      583,554
                                                                                         ----------  ------------
  Accrued interest receivable..........................................................       6,408        6,068
  Other real estate, net...............................................................       1,388        2,270
  Premises and equipment, net..........................................................       9,573       10,323
  Deferred income taxes, net...........................................................       5,692        6,134
  Intangible assets....................................................................       8,056        8,755
  Other assets.........................................................................       1,730        2,100
                                                                                         ----------  ------------
      TOTAL ASSETS.....................................................................  $  878,823      875,180
                                                                                         ----------  ------------
                                                                                         ----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Savings and time deposits..........................................................  $  732,311      736,579
    Demand deposits....................................................................      65,586       57,622
    Accrued expenses and other liabilities.............................................       5,784        8,437
                                                                                         ----------  ------------
      TOTAL LIABILITIES................................................................     803,681      802,638
                                                                                         ----------  ------------
  Shareholders' equity:
    Preferred stock ($1.00 par value; 5,000,000 shares
      authorized; none issued).........................................................          --           --
    Common stock ($1.00 par value; 15,000,000 shares
      authorized; 4,427,999 shares issued).............................................       4,428        4,428
    Paid-in capital....................................................................      25,879       25,879
    Retained earnings..................................................................      54,882       51,882
    Treasury stock, at cost (607,065 shares in 1997
      and 603,315 shares in 1996)......................................................     (10,582)     (10,416)
    Net unrealized gain on securities available for sale, net of taxes.................         535          769
                                                                                         ----------  ------------
      TOTAL SHAREHOLDERS' EQUITY.......................................................      75,142       72,542
                                                                                         ----------  ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................  $  878,823      875,180
                                                                                         ----------  ------------
                                                                                         ----------  ------------

      See accompanying notes to consolidated interim financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                     PROGRESSIVE BANK, INC. AND SUBSIDIARY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  FOR THE               FOR THE
                                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                  JUNE 30,              JUNE 30,
                                                                            --------------------  --------------------
                                                                              1997       1996       1997       1996
                                                                            ---------  ---------  ---------  ---------
INTEREST AND DIVIDEND INCOME:
  Mortgage loans..........................................................  $  11,492     10,458     22,812     20,949
  Other loans.............................................................      1,824      1,609      3,642      3,119
  Securities..............................................................      3,692      3,917      7,140      6,412
  Federal funds sold and other............................................        258      1,111        651      1,299
                                                                            ---------  ---------  ---------  ---------
    Total interest and dividend income....................................     17,266     17,095     34,245     31,779
                                                                            ---------  ---------  ---------  ---------
INTEREST EXPENSE:
  Deposits................................................................      8,605      8,762     17,172     16,105
  Other borrowings........................................................         --         21         --         51
                                                                            ---------  ---------  ---------  ---------
    Total interest expense................................................      8,605      8,783     17,172     16,156
                                                                            ---------  ---------  ---------  ---------
    Net interest income...................................................      8,661      8,312     17,073     15,623
Provision for loan losses.................................................        500        600      1,100        900
                                                                            ---------  ---------  ---------  ---------
    Net interest income after provision for loan losses...................      8,161      7,712     15,973     14,723
                                                                            ---------  ---------  ---------  ---------
OTHER INCOME:
  Deposit service fees....................................................        555        608      1,132      1,203
  Other service fees......................................................        190        177        385        327
  Net gain (loss) on securities...........................................         15       (194)        15       (194)
  Net gain on sales of loans..............................................         79         18        144        108
  Other non-interest income...............................................         73         70        156        141
                                                                            ---------  ---------  ---------  ---------
    Total other income....................................................        912        679      1,832      1,585
                                                                            ---------  ---------  ---------  ---------
    Net interest and other income.........................................      9,073      8,391     17,805     16,308
                                                                            ---------  ---------  ---------  ---------
OTHER EXPENSE:
  Salaries and employee benefits..........................................      2,713      2,669      5,559      5,121
  Occupancy and equipment.................................................        698        755      1,387      1,487
  Net cost of other real estate...........................................        106        245         94        299
  Amortization of intangible assets.......................................        349        306        698        306
  Other non-interest expense..............................................      1,520      1,995      2,913      3,395
                                                                            ---------  ---------  ---------  ---------
    Total other expense...................................................      5,386      5,970     10,651     10,608
                                                                            ---------  ---------  ---------  ---------
    Income before income taxes............................................      3,687      2,421      7,154      5,700
Income tax expense (benefit)..............................................      1,475       (513)     2,839        844
                                                                            ---------  ---------  ---------  ---------
    Net income............................................................  $   2,212      2,934      4,315      4,856
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Net income per common share(1)............................................  $    0.58       0.74       1.13       1.23
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Weighted average common shares outstanding(1).............................      3,817      3,945      3,821      3,945
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

------------------------
(1) The 1996 amounts were adjusted for the three-for-two stock split completed in December 1996. See note 2.

      See accompanying notes to consolidated interim financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     PROGRESSIVE BANK, INC. AND SUBSIDIARY
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 COMMON STOCK                                                   NET
                                          ---------------------------                                       UNREALIZED
                                              SHARES                     PAID-IN     RETAINED    TREASURY     GAIN ON
                                          OUTSTANDING(1)   AMOUNT(1)   CAPITAL(1)    EARNINGS      STOCK    SECURITIES     TOTAL
                                          --------------  -----------  -----------  -----------  ---------  -----------  ---------
Balance at December 31, 1996............      3,824,684    $   4,428       25,879       51,882     (10,416)        769      72,542
Net income..............................                          --           --        4,315          --          --       4,315
Cash dividends declared ($0.34 per
  share)................................                          --           --       (1,300)         --          --      (1,300)
Stock options exercised.................         11,250           --           --          (15)        196          --         181
Purchases of treasury stock.............        (15,000)          --           --           --        (362)         --        (362)
Net change in unrealized gain on
  securities available for sale, net of
  taxes.................................                          --           --           --          --        (234)       (234)
                                          --------------  -----------  -----------  -----------  ---------       -----   ---------
Balance at June 30, 1997................      3,820,934    $   4,428       25,879       54,882     (10,582)        535      75,142
                                          --------------  -----------  -----------  -----------  ---------       -----   ---------
                                          --------------  -----------  -----------  -----------  ---------       -----   ---------
Balance at December 31, 1995............      3,942,441    $   4,428       25,879       44,880      (7,655)      1,126      68,658
Net income..............................                          --           --        4,856          --          --       4,856
Cash dividends declared ($0.27 per
  share)(1).............................                          --           --       (1,052)         --          --      (1,052)
Stock options exercised.................         60,846           --           --         (212)        968          --         756
Purchases of treasury stock.............        (33,000)          --           --           --        (621)         --        (621)
Net change in unrealized gain on
  securities available for sale, net of
  taxes.................................                          --           --           --          --        (758)       (758)
                                          --------------  -----------  -----------  -----------  ---------       -----   ---------
Balance at June 30, 1996................      3,970,287    $   4,428       25,879       48,472      (7,308)        368      71,839
                                          --------------  -----------  -----------  -----------  ---------       -----   ---------
                                          --------------  -----------  -----------  -----------  ---------       -----   ---------

------------------------
(1) The 1996 amounts were adjusted for the three-for-two stock split completed in December 1996. See note 2.

      See accompanying notes to consolidated interim financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     PROGRESSIVE BANK, INC. AND SUBSIDIARY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               FOR THE SIX MONTHS
                                                                                                      ENDED
                                                                                                    JUNE 30,
                                                                                              ---------------------
                                                                                                1997        1996
                                                                                              ---------  ----------
OPERATING ACTIVITIES:
  Net income................................................................................  $   4,315       4,856
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Provision for loan losses.............................................................      1,100         900
      Provision for losses on other real estate.............................................         --         225
      Depreciation expense..................................................................        434         494
      Net (gain) loss on securities and loans...............................................       (159)         86
      Amortization of net premiums (discounts) on securities................................         51         (63)
      Amortization of net deferred loan origination fees....................................        (76)       (335)
      Net increase in accrued interest receivable...........................................       (340)     (1,583)
      Gain on sales of premises and equipment...............................................       (186)         --
      Gain on sales of other real estate....................................................       (403)        (72)
      Amortization of intangible assets.....................................................        698         306
      Net decrease in accrued expenses and other liabilities................................     (2,653)     (9,474)
      Other, net............................................................................        944       3,484
                                                                                              ---------  ----------
        Net cash provided by (used in) operating activities.................................      3,725      (1,176)
                                                                                              ---------  ----------
INVESTING ACTIVITIES:
  Purchases of securities:
      Securities available for sale.........................................................    (28,596)   (107,655)
      Securities held to maturity...........................................................    (26,587)    (45,147)
  Proceeds from principal payments, maturities and calls of securities:
      Securities available for sale.........................................................     33,727      23,010
      Securities held to maturity...........................................................     11,803       5,786
  Proceeds from sales of securities available for sale......................................         --       5,953
  Disbursements for loan originations, net of principal collections.........................    (10,260)    (18,994)
  Proceeds from sales of loans..............................................................      5,066       1,808
  Purchases of premises and equipment.......................................................       (148)     (1,306)
  Proceeds from sales of premises and equipment.............................................        650          --
  Proceeds from sales of other real estate..................................................      2,256         496
                                                                                              ---------  ----------
        Net cash used in investing activities...............................................    (12,089)   (136,049)
                                                                                              ---------  ----------
FINANCING ACTIVITIES:
  Increase in deposits from acquisition of branches, net of premium paid....................         --     143,030
  Net increase in deposits, exclusive of acquisition........................................      3,696      11,974
  Cash dividends paid on common stock.......................................................     (1,300)     (1,052)
  Net proceeds on exercises of stock options................................................        181         756
  Purchases of treasury stock...............................................................       (362)       (621)
                                                                                              ---------  ----------
        Net cash provided by financing activities...........................................      2,215     154,087
                                                                                              ---------  ----------
Net (decrease) increase in cash and cash equivalents........................................     (6,149)     16,862
Cash and cash equivalents at beginning of period............................................     45,570      37,893
                                                                                              ---------  ----------
Cash and cash equivalents at end of period..................................................  $  39,421      54,755
                                                                                              ---------  ----------
                                                                                              ---------  ----------
SUPPLEMENTAL DATA:
  Interest paid.............................................................................  $  19,222      15,874
  Income taxes paid, net of refunds received................................................      2,859       1,585
  Loans transferred to other real estate....................................................      1,121       2,487
  Loans originated to finance sales of other real estate....................................        170         327
                                                                                              ---------  ----------
                                                                                              ---------  ----------

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

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
        128, "Earnings per Share," which requires presentation of both basic EPS and diluted EPS by all entities with complex capital structures. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997 and will present EPS data for all periods in accordance with the new statement.

Note 3: Other Recent Accounting Pronouncements

        In June 1997, the FASB issued SFAS No. 130, " Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly to equity, such as the net unrealized gain or loss on available-for-sale securities. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

        In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Among other things, SFAS No. 131 requires public companies to report (1) certain financial and descriptive information about its reportable operating segments (as defined) and (2) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for periods beginning after December 15, 1997.

        Management does not anticipate that the adoption of SFAS Nos. 130 and 131 will have a material impact on the Company's consolidated financial statements.

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

                              FINANCIAL CONDITION

    Total assets of the Company were $878.8 million at June 30, 1997 as compared to $875.2 million at December 31, 1996, an increase of $3.6 million or 0.4%.

    Total securities increased by $9.2 million, consisting of a $14.7 million increase in securities held to maturity and a $5.5 million decrease in securities available for sale. The increase in securities held to maturity primarily reflects $26.6 million in purchases of fixed rate seven- and fifteen-year balloon mortgage-backed securities, partially offset by principal paydowns of $11.8 million. The decrease in securities available for sale primarily reflects maturities, calls, and principal paydowns of $33.7 million, partially offset by $28.6 million in purchases of U.S. government agencies and U.S. Treasury notes.

    Net loans totaled $586.9 million at June 30, 1997, compared to $583.6 million at December 31, 1996, an increase of $3.3 million or 0.6%. The residential mortgage segment of the loan portfolio increased $4.8 million (net of loan sales to the secondary market of $5.0 million) from $429.2 million at December 31, 1996 to $434.0 million at June 30, 1997. The commercial mortgage segment of the loan portfolio decreased $4.8 million or 6.0%, from $81.1 million at December 31, 1996 to $76.3 million at June 30, 1997. The construction mortgage segment of the loan portfolio increased $896,000 or 10.1%, from $8.9 million at December 31, 1996 to $9.8 million at June 30, 1997. Other loans increased $2.8 million or 3.9% during the first six months of 1997 from $72.5 million to $75.3 million, primarily due to increases in business installment loans and automobile financing.

    The $3.7 million increase in deposits during the first six months of 1997 was primarily attributable to increases of $27.9 million in money market accounts and $8.0 million in demand deposits, partially offset by decreases of $25.2 million in time deposits and $4.8 million in savings accounts.

    Shareholders' equity at June 30, 1997 was $75.1 million, an increase of $2.6 million or 3.6% from December 31, 1996. This increase primarily reflects net income of $4.3 million, partially offset by cash dividends of $1.3 million. Shareholders' equity, as a percent of total assets, was 8.55% at June 30, 1997 compared to 8.29% at December 31, 1996. Book value per share increased to $19.67 at June 30, 1997 from $18.97 at December 31, 1996.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.


                                                    THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                       JUNE 30, 1997                       JUNE 30, 1996
                                             ---------------------------------  -----------------------------------
                                              AVERAGE                AVERAGE     AVERAGE                  AVERAGE
                                              BALANCE   INTEREST      RATE       BALANCE    INTEREST       RATE
                                             ---------  ---------  -----------  ---------  -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Mortgage loans (1)......................   $ 519,556     11,492        8.85%  $ 483,213      10,458         8.66%
  Other loans (1).........................      75,036      1,824        9.72      65,168       1,609         9.88
  Mortgage-backed securities (2)..........     125,495      2,141        6.82     116,148       2,017         6.95
  U.S. Treasury and agencies, corporate
   and other securities (2,3).............      98,603      1,551        6.29     120,907       1,900         6.29
  Interest on income tax refund...........          --         --          --          --         420           --
  Federal funds sold......................      18,793        258        5.49      57,230         691         4.83
                                             ---------  ---------       -----   ---------  -----------       -----
    Total interest-earning assets.........     837,483     17,266        8.25%    842,666      17,095         8.11%
Non-interest-earning assets...............      45,615                             43,783
                                             ---------  ---------       -----   ---------  -----------       -----
      Total assets........................   $ 883,098                          $ 886,449
                                             ---------  ---------       -----   ---------  -----------       -----
                                             ---------  ---------       -----   ---------  -----------       -----
Interest-bearing liabilities:
  Time deposits...........................   $ 354,216      4,717        5.33%  $ 406,980       5,555         5.46%
  Other deposits (4)......................     379,161      3,888        4.10     332,489       3,207         3.86
  Other borrowings........................          --         --          --       1,462          21         5.75
                                             ---------  ---------       -----   ---------  -----------       -----
      Total interest-bearing liabilities..     733,377      8,605        4.69%    740,931       8,783         4.74%
Non-interest-bearing liabilities..........      75,487                             74,799
                                             ---------  ---------       -----   ---------  -----------       -----
      Total liabilities...................     808,864                            815,730
Shareholders' equity......................      74,234                             70,719
                                             ---------  ---------       -----   ---------  -----------       -----
      Total liabilities and
        shareholders'equity...............   $ 883,098                          $ 886,449
                                             ---------  ---------       -----   ---------  -----------       -----
                                             ---------  ---------       -----   ---------  -----------       -----
Net earning balance.......................   $ 104,106                          $ 101,735
                                             ---------  ---------       -----   ---------  -----------       -----
                                             ---------  ---------       -----   ---------  -----------       -----
Net interest income.......................                  8,661                               8,312
                                             ---------  ---------       -----   ---------  -----------       -----
                                             ---------  ---------       -----   ---------  -----------       -----
Interest rate spread (5,7)................                               3.56%                                3.37%
Net yield on interest-
  earning assets (margin)(6,7)............                               4.14%                                3.95%
                                             ---------  ---------       -----   ---------  -----------       -----
                                             ---------  ---------       -----   ---------  -----------       -----




                                                     SIX MONTHS ENDED                        SIX MONTHS ENDED
                                                       JUNE 30, 1997                           JUNE 30, 1996
                                            -----------------------------------  -----------------------------------
                                             AVERAGE                  AVERAGE     AVERAGE                  AVERAGE
                                             BALANCE    INTEREST       RATE       BALANCE    INTEREST       RATE
                                            ---------  -----------  -----------  ---------  -----------  -----------

Interest-earning assets:
  Mortgage loans (1)......................  $ 520,364      22,812         8.77%  $ 482,554      20,949         8.68%
  Other loans (1).........................     74,088       3,642         9.83      62,480       3,119         9.98
  Mortgage-backed securities (2)..........    124,147       4,242         6.83     102,269       3,495         6.83
  U.S. Treasury and agencies, corporate
    and other securities (2,3)............     92,717       2,898         6.25      92,156       2,917         6.33
  Interest on income tax refund...........         --          --           --          --         420           --
  Federal funds sold......................     24,691         651         5.27      35,775         879         4.91
                                            ---------  -----------       -----   ---------  -----------       -----
    Total interest-earning assets.........    836,007      34,245         8.19%    775,234      31,779         8.20%
Non-interest-earning assets...............     45,834                               40,661
                                            ---------  -----------       -----   ---------  -----------       -----
      Total assets........................  $ 881,841                            $ 815,895
                                            ---------  -----------       -----   ---------  -----------       -----
                                            ---------  -----------       -----   ---------  -----------       -----
Interest-bearing liabilities:
  Time deposits...........................  $ 362,308       9,623         5.31%  $ 373,338      10,263         5.50%
  Other deposits (4)......................    372,641       7,549         4.05     300,465       5,842         3.89
  Other borrowings........................         --          --           --       1,844          51         5.53
                                            ---------  -----------       -----   ---------  -----------       -----
      Total interest-bearing liabilities..    734,949      17,172         4.67%    675,647      16,156         4.78%
Non-interest-bearing liabilities..........     73,222                               70,216
                                            ---------  -----------       -----   ---------  -----------       -----
      Total liabilities...................    808,171                              745,863
Shareholders' equity......................     73,670                               70,032
                                            ---------  -----------         ---   ---------  -----------         ---
      Total liabilities and
        shareholders' equity..............  $ 881,841                            $ 815,895
                                            ---------  -----------       -----   ---------  -----------       -----
                                            ---------  -----------       -----   ---------  -----------       -----
Net earning balance.......................  $ 101,058                            $  99,587
                                            ---------  -----------       -----   ---------  -----------       -----
                                            ---------  -----------       -----   ---------  -----------       -----
Net interest income.......................                 17,073                               15,623
                                            ---------  -----------       -----   ---------  -----------       -----
                                            ---------  -----------       -----   ---------  -----------       -----
Interest rate spread (5,7)..                                              3.52%                                3.42%
Net yield on interest-
  earning assets (margin)(6,7)............                                4.08%                                4.03%
                                            ---------  -----------       -----   ---------  -----------       -----
                                            ---------  -----------       -----   ---------  -----------       -----

------------------------
(1) Interest income on loans does not include interest on non-accrual loans; however, such loans have been included in the calculation of the average balances outstanding.

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

(7) Excluding the interest income on tax refund, the interest rate spread for the three and six months ended June 30, 1996 was 3.18% and 3.31%, respectively, and margin was 3.75% and 3.92%, respectively.

                             RESULTS OF OPERATIONS

GENERAL

    The Company's net income was $2.2 million or $0.58 per share for the quarter ended June 30, 1997, as compared to $2.9 million or $0.74 per share for the same three-month period in 1996. For the six-month period ended June 30, 1997, the Company earned $4.3 million or $1.13 per share as compared to $4.9 million or $1.23 per share for the same period in 1996. The decreases in net income for the three- and six-month periods were primarily the result of increases in income tax expense, partially offset by increases in net interest income.

NET INTEREST INCOME

    Net interest income increased $349,000, or 4.2%, to $8.7 million for the three-month period ended June 30, 1997 and $1.5 million, or 9.3%, for the six-month period when compared to the same periods in 1996. The increases in net interest income for the quarter and six months ended June 30, 1997 were primarily due to increases in interest on loans, partially offset by decreases in interest on federal funds sold and other interest income for the three-month period and an increase in interest expense for the six-month period. For the three-month period ended June 30, 1997, the Company's interest rate spread widened by 19 basis points primarily reflecting the increase in the average yield on interest-earning assets and the decrease in the average cost of interest-bearing liabilities. The Company's net interest margin also widened by 19 basis points, primarily a result of the change in interest rate spread. For the six-month period, the Company's interest rate spread widened by 10 basis points primarily as a result of the decrease in the average cost of interest-bearing liabilities. The increases in the spread and margin for the three- and six-month periods would have been greater without the impact of the interest on income tax refunds as described in note 7 to the table on page 7.

    Interest on loans increased by $1.2 million, or 10.4%, for the three-month period and $2.4 million, or 9.9%, for the six-month period when compared to the same periods in 1996, primarily reflecting increases in the average balance of outstanding loans, and to a lesser extent, increases in the average yield. Average mortgage loans and other loans increased by $46.2 million for the three-month period ended June 30, 1997 and $49.4 million for the six-month period when compared to the same periods in 1996.

    Interest on mortgage-backed securities increased $124,000, or 6.1%, for the three-month period and $747,000, or 21.4%, for the six-month period when compared to the same periods in 1996, primarily due to increases in the average balance outstanding due to additional security purchases.

    Interest and dividends on U.S. Treasury and agencies, corporate and other securities decreased by $349,000 for the three-month period ended June 30, 1997 and $19,000 for the six-month period when compared to the same periods in 1996. The decrease for the three-month period primarily reflects a lower average balance outstanding, due to maturities and calls, partially offset by purchases of U.S. Treasury and agency securities, while the decrease for the six-month period primarily reflects a decrease of 8 basis points in the average yield.

    Interest on federal funds sold decreased $433,000 for the three-month period ended June 30, 1997 and $228,000 for the six-month period when compared to the same periods in 1996. The decrease for the three-month period primarily reflects a $38.4 million decrease in the average balance outstanding, offset somewhat by a 66 basis point increase in the average yield. The decrease for the six-month period primarily reflects an $11.1 million decrease in the average balance outstanding, offset partially by a 36 basis point increase in the average yield.

    The decrease in interest expense of $178,000 for the quarter ended June 30, 1997, compared to the same period in 1996, was due to a decrease in the average balance of interest-bearing liabilities of $7.6 million, combined with a slight decrease in the overall cost of funds.

    The $1.0 million increase in interest expense for the six-months ended June 30, 1997, compared to the same period in 1996, was due primarily to an increase in the average balance of interest-bearing liabilities of $59.3 million, offset partially by a decrease in the overall cost of funds. The increase in the average balance of interest-bearing liabilities was primarily due to the acquisition of the Rockland County branches during the second quarter of 1996.

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

    For the three- and six-month periods ended June 30, 1997, the provision for loan losses was $500,000 and $1.1 million, respectively, as compared to $600,000 and $900,000 for the comparable periods in 1996. The allowance for loan losses represented 1.65% of total loans at June 30, 1997, compared to 1.56% a year earlier, and 1.56% at December 31, 1996. Non-performing loans were $5.5 million, or 0.93% of total loans, at June 30, 1997 compared to $6.2 million, or 1.12% of total loans, at June 30, 1996 and $4.8 million, or 0.81% of total loans, at December 31, 1996.

    In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status. At June 30, 1997, slow paying loans amounted to $4.3 million as compared to $3.4 million at June 30, 1996 and $6.3 million at December 31, 1996.

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

    Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------

                                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period...............................................  $   9,421      8,275      9,231      8,033
Provision charged to operations..............................................        500        600      1,100        900
                                                                               ---------  ---------  ---------  ---------
                                                                                   9,921      8,875     10,331      8,933
                                                                               ---------  ---------  ---------  ---------
Loans charged-off:
  Mortgage loans:
    Residential..............................................................       (184)      (167)      (461)      (381)
    Commercial...............................................................       (195)       (41)      (195)       (41)
    Construction and land....................................................         --         --        (41)        --
  Other loans:
    Consumer.................................................................        (57)       (67)      (168)      (104)
    Commercial...............................................................         --         (5)        --         (5)
                                                                               ---------  ---------  ---------  ---------
      Total charge-offs......................................................       (436)      (280)      (865)      (531)
                                                                               ---------  ---------  ---------  ---------
Recoveries:
  Mortgage loans:
    Residential..............................................................         39          1         39         48
    Commercial...............................................................         86         --         86         31
    Construction and land....................................................        200         40        200        141
  Other loans:
    Consumer.................................................................         16          9         32         22
    Commercial...............................................................          7         21         10         22
                                                                               ---------  ---------  ---------  ---------
      Total recoveries.......................................................        348         71        367        264
                                                                               ---------  ---------  ---------  ---------
Net charge-offs..............................................................        (88)      (209)      (498)      (267)
                                                                               ---------  ---------  ---------  ---------
Balance at end of period.....................................................  $   9,833      8,666      9,833      8,666
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
Ratio of net charge-offs to average total loans outstanding (annualized).....      (0.06%)    (0.15%)    (0.17%)    (0.10%)
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

                                       10

    The following table sets forth information with respect to non-performing assets and certain asset quality ratios at or for the dates indicated:

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                    1997       1996         1996
                                                                                  ---------  ---------  -------------
                                                                                        (DOLLARS IN THOUSANDS)
NON-PERFORMING LOANS:
  Mortgage loans:
    Residential properties......................................................  $   4,618      4,437        3,769
    Commercial properties.......................................................        734        931          714
    Construction and land.......................................................        102        828          215
                                                                                  ---------  ---------       ------
                                                                                      5,454      6,196        4,698
  Other loans...................................................................         73         20          101
                                                                                  ---------  ---------       ------
      Total non-performing loans (1)............................................      5,527      6,216        4,799
Other real estate, net..........................................................      1,388      1,910        2,270
                                                                                  ---------  ---------       ------
      Total non-performing assets...............................................  $   6,915      8,126        7,069
                                                                                  ---------  ---------       ------
                                                                                  ---------  ---------       ------
Ratio of non-performing loans to total loans....................................       0.93%      1.12%        0.81%
Ratio of non-performing assets to total assets..................................       0.79       0.90         0.81
Ratio of allowance for loan losses to total non-performing loans................     177.91     139.41       192.35
                                                                                  ---------  ---------       ------
                                                                                  ---------  ---------       ------

------------------------
(1) Includes loans on non-accrual status of $5.5 million, $6.0 million and $4.6 million at June 30, 1997, June 30, 1996, and December 31, 1996, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.

    The loan portfolio also includes certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. Restructured loans totaled $564,000 at June 30, 1997, compared to $1.3 million at June 30, 1996 and $571,000 at December 31, 1996.

    The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans totaling $836,000 at June 30, 1997 and $929,000 at December 31, 1996. Total impaired loans at June 30, 1997 consist of (i) loans of $149,000 for which there was an allowance for loan impairment of $28,000 determined in accordance with SFAS No. 114 and (ii) loans of $687,000 for which such an allowance was not required due to the adequacy of related collateral values and prior charge-offs. The average recorded investment in impaired loans was $813,000 and $883,000, respectively, for the three and six months ended June 30, 1997 and $2.6 million and $2.8 million, respectively, for the three and six months ended June 30, 1996. Interest income on impaired loans is recognized on a cash basis and was not significant for the quarter and six months ended June 30, 1997 and 1996.

    At June 30, 1997, management has also identified approximately $1.8 million in potential problem loans which represent loans having more than normal credit risk. Although these loans are currently performing at June 30, 1997, management believes that if economic conditions deteriorate in the Company's lending area, some of these loans could become non-performing in the future.

OTHER INCOME

    Sources of other income include deposit and other service fees, net gain
(loss) on securities, net gain on sales of loans, and other non-interest income. For the three-month period ended June 30, 1997, other income increased $233,000, or 34.3%, and for the six-month period increased $247,000, or 15.6%, compared to the same periods in 1996.

    Deposit service fees, the largest component of other income, decreased by $53,000, or 8.7%, to $555,000 for the three-month period and $71,000, or 5.9%, to $1.1 million for the six-month period, compared to the same periods in 1996. Other service fees increased to $190,000 and $385,000 for the three-and six-month periods ended June 30, 1997, as compared to $177,000 and $327,000 for the same periods in 1996.

    The $194,000 net loss on securities for both the three and six months ended June 30, 1996 consists of the net realized loss on the sale of U.S. Treasury securities. There have been no sales of securities classified as held to maturity.

    Net gain on sales of loans was $79,000 and $144,000 for the three- and six-month periods ended June 30, 1997 compared to $18,000 and $108,000 during the same periods in 1996. Sales of mortgage loans in both periods reflect the Company's current practice of selling newly originated fixed rate mortgage loans.

OTHER EXPENSE

    Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Other expense decreased by $584,000, or 9.8%, for the three-month period ended June 30, 1997, primarily due to a decrease of $139,000 in the net cost of other real estate and a $286,000 reduction in foreclosure and collection expense. Other expense increased $43,000, or 0.4%, for the six-month period, compared to the same period in 1996, primarily due to increases in salaries and employee benefits and amortization of intangible assets, offset partially by a decrease in the net cost of other real estate and a decline in other non-interest expense due primarily to a $186,000 gain on the sale of the Newburgh Operations building in January 1997.

    Salaries and employee benefits, the largest component of other expense, increased by $44,000, or 1.6%, to $2.7 million for the three-month period and $438,000, or 8.6%, to $5.6 million for the six-month period, compared to the same periods in 1996. The increases primarily reflect additional expense due to the April 1996 acquisition of two branches, as well as the hiring of additional staff and normal merit and promotional salary increases.

    Occupancy and equipment expense decreased $57,000, or 7.5%, for the three-month period ended June 30, 1997 and $100,000, or 6.7%, for the six-month period, as compared to the same periods in the previous year, primarily due to decreases in depreciation and equipment rental and repair expenses.

    The net cost of other real estate decreased $139,000 for the three-month period and $205,000 for the six-month period, compared to the same periods in 1996, primarily reflecting decreases in the provision for losses on other real estate and increased gains on sales of properties, partial offset by increased holding costs.

    Amortization of intangible assets totaled $349,000 and $698,000 for the three and six months ended June 30, 1997, compared to $306,000 for the three and six months ended June 30, 1996, primarily reflecting the amortization of the purchase premium as a result of the acquisition of branches in April 1996.

    Other non-interest expense decreased $475,000, or 23.8%, for the three-month period and $482,000, or 14.2%, for the six-month period when compared to the same periods in 1996. The three-month period reduction primarily reflects decreases in foreclosure and collection expense, checking account charges and professional fees. For the six-month period, the decrease primarily reflects a $186,000 gain on the sale of the Newburgh Operations building in January 1997.

INCOME TAX EXPENSE

    For the three- and six-month periods ended June 30, 1997, income tax expense was $1.5 million and $2.8 million, respectively. For the quarter ended June 30, 1996, the Company recognized an income tax benefit of $513,000, consisting of a benefit of $1.5 million from the settlement with the Internal Revenue Service of audits of certain prior years' federal income tax returns, less a provision of $1.0 million or 40.8% of pre-tax income for the quarter. For the six-month period ended June 30, 1996, income tax expense was $844,000.

    The Company's net deferred tax assets were $5.7 million at June 30, 1997, compared to $6.1 million at December 31, 1996. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

RATIOS

    Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:

                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED      YEAR ENDED
                                                                         JUNE 30,              JUNE 30,          DECEMBER 31,
                                                                     1997       1996       1997       1996          1996
                                                                   ---------  ---------  ---------  ---------  ---------------
Return on assets:
  Net income divided by average total assets (1).................       1.00%      1.32%      0.98%      1.19%         1.09%
Return on equity:
  Net income divided by average equity (1, 2)....................      11.92%     16.60%     11.71%     13.87%        13.11%

------------------------
(1) Excluding the $1.5 million federal income tax benefit, return on assets for the three and six months ended June 30, 1996 was 0.65% and 0.82%, respectively, and the return on equity was 8.11% and 9.58%, respectively. For the year ended December 31, 1996, if the $1.5 million federal income tax benefit and a similar New York State tax benefit of $941,000 were excluded, return on assets was 0.81% and return on equity was 9.68%.

(2) Average equity includes the effect of the net unrealized gain (loss) on securities available for sale, net of taxes.

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

    Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, federal funds sold and securities maturing within one year to total assets). At June 30, 1997, the Company had a primary liquidity ratio of 7.01% as compared to 7.84% at December 31, 1996.

    An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $797.9 million at June 30, 1997 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer and commercial markets to enable effective gathering and retention of core deposits. The Company has not utilized brokered deposits as a source of funds.

    In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at June 30, 1997, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $99.3 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources in 1997 and 1996, other than short term purchases of federal funds from the FHLBNY during 1996.

    At June 30, 1997, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $91.6 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

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

    At June 30, 1997, Progressive's consolidated capital ratios exceeded the FRB's minimum regulatory capital guidelines as follows:

                                                               RISK-BASED CAPITAL
                                                 ---------------------------------------------
                           LEVERAGE CAPITAL               TIER 1                 TOTAL
                       ------------------------  ------------------------  -------------------
                        AMOUNT(1)      RATIO      AMOUNT(1)      RATIO      AMOUNT(1)    RATIO
                       -----------     -----     -----------     -----     ----------    -----
Actual...............   $  66,582       7.6%     $  66,582        13.5%     $  72,779     14.8%
Minimum requirement..      35,159       4.0         19,686         4.0         39,372      8.0
                        ---------       ---      ---------        ----      ---------      ---
Excess...............   $  31,423       3.6%     $  46,896         9.5%     $  33,407      6.8%
                        ---------       ---      ---------        ----      ---------      ---
                        ---------       ---      ---------        ----      ---------      ---

------------------------

(1) For all capital amounts, actual capital excludes the Company's after-tax net unrealized gain of $535,000 on securities available for sale and intangible assets of $8.0 million.

    At June 30, 1997, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:

                                                              RISK-BASED CAPITAL
                                                 ---------------------------------------------
                           LEVERAGE CAPITAL               TIER 1                 TOTAL
                       ------------------------  ------------------------  -------------------
                        AMOUNT(1)      RATIO      AMOUNT(1)      RATIO      AMOUNT(1)    RATIO
                       -----------     -----     -----------     -----     ----------    -----
Actual...............  $  60,881       7.0%     $  60,881        12.4%     $   67,066     13.7%
Minimum requirement..     34,935       4.0         19,645         4.0          39,290      8.0
                        ---------       ---      ---------        ----       ---------     ----
Excess...............  $  25,946       3.0%     $  41,236         8.4%     $   27,776      5.7%
                        ---------       ---      ---------        ----       ---------     ----
                        ---------       ---      ---------        ----       ---------     ----

------------------------
(1) For all capital amounts, actual capital excludes Pawling's after-tax net unrealized gain of $545,000 on securities available for sale and intangible assets of $8.0 million.

    During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed in November 1994 and consisted of 220,500 shares at a total cost of $3.1 million or $14.14 per share. The second repurchase plan was completed in September 1995 and consisted of 210,000 shares at a total cost of $3.3 million or $15.89 per share. A third repurchase plan, which was announced in October 1995, and completed in July 1996, consisted of 202,500 shares at a total cost of $3.9 million or $19.19 per share. On October 21, 1996, the Company announced a fourth plan to repurchase 195,000 shares, or approximately 5% of outstanding stock. At June
30, 1997, 89,250 shares had been purchased under the fourth plan at a cost of $2.1 million or $23.03 per share. The number of shares and the per share cost of each repurchase program have been restated to reflect the 1996 three-for-two stock split.

    On July 15, 1997, the Company's Board of Directors declared a dividend of 17 cents ($0.17) per common share, payable on August 29, 1997 to shareholders of record as of July 31, 1997.

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

    Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was -4.86% at June 30, 1997. A negative gap exists when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets expected to mature or reprice in a given period. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may decrease earnings as the increase in interest expense paid on liabilities may be greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which will reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment.

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

    The following table summarizes the Company's interest rate sensitive assets and liabilities at June 30, 1997 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.

                                                                                 WITHIN    ONE TO FIVE   OVER FIVE
                                                                                ONE YEAR      YEARS        YEARS
                                                                               ----------  -----------  -----------
                                                                                      (DOLLARS IN THOUSANDS)
Total interest-earning assets................................................  $  462,927     302,276       65,789
Total interest-bearing liabilities...........................................     505,654     115,938      110,719
                                                                               ----------  -----------  -----------
  (Deficiency) excess of interest-earning assets compared to interest-bearing
    liabilities..............................................................  ($  42,727)    186,338      (44,930)
                                                                               ----------  -----------  -----------
  (Deficiency) excess as a percent of total assets...........................      (4.86%)     21.20%       (5.11%)
  Cumulative (deficiency) excess as a percent of total assets................      (4.86%)     16.34%       11.23%
                                                                               ----------  -----------  -----------
                                                                               ----------  -----------  -----------

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on April 24, 1997. 3,506,288 shares of Progressive Bank, Inc. common stock were represented at the Annual Meeting in person or by proxy.

        Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                              VOTES IN FAVOR
        NOMINEE                                OF ELECTION     VOTES WITHHELD
        ------------------------------------  --------------   --------------
        Thomas C. Aposporos.................     3,486,801         19,487
        John J. Page........................     3,489,571         15,717
        David A. Swinden....................     3,499,835          6,453


            Stockholders voted to approve the amendment of the Company's Certificate of Incorporation to include provisions that set forth procedures for director nominations and new business proposals by stockholders. 2,634,640 shares were voted in favor of the proposal, 115,820 shares were voted against the proposal, and 16,618 shares abstained. There were 739,210 broker nonvotes on the matter.

            Stockholders voted to approve the Progressive Bank, Inc. 1997 Employee Stock Option Plan. 2,026,578 shares were voted in favor of the proposal, 638,813 shares were voted against the proposal, and 38,752 shares abstained. There were 802,145 broker nonvotes on the matter.

            Stockholders voted to ratify the appointment of KPMG Peat Marwick LLP, independent certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1997. 3,490,202 shares were voted in favor of the proposal, 8,954 shares were voted against the proposal, and 7,132 shares abstained. There were 0 broker nonvotes on the matter.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 11, Computation of Net Income Per Common Share.

        (b) Exhibit 27, Financial Data Schedule.

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

                                      PROGRESSIVE BANK, INC.
                                      ----------------------
                                          (Registrant)


Date: August 7, 1997                  /s/ Peter Van Kleeck
                                      -------------------------------------
                                      Peter Van Kleeck
                                      President and Chief Executive Officer
                                      Principal Executive Officer


Date: August 7, 1997                  /s/ Robert Gabrielsen
                                      -------------------------------------
                                      Robert Gabrielsen, Treasurer
                                      Principal Financial Officer and
                                      Principal Accounting Officer