Form 10-Q
period 1997-09-30
PROGRESSIVE BANK INC
filed 1997-11-14
CIK 797507

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                                      (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended         September 30, 1997
                                     -----------------------------------

                                          or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    -------------------

               Commission File Number:              0-15025
                                       -------------------------------

                                PROGRESSIVE BANK, INC.
                 ----------------------------------------------------
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

                                    (914) 897-7400
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
     --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997: 3,828,809 shares.

                                  TABLE OF CONTENTS


                            PART I - FINANCIAL INFORMATION


                                                                           Page
                                                                           ----

Item 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets as of September 30, 1997
    and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . 1

   Consolidated Statements of Income for the Three and Nine
    Months Ended September 30, 1997 and September 30, 1996 . . . . . . . . . 2

   Consolidated Statements of Shareholders' Equity for the Nine
    Months Ended September 30, 1997 and September 30, 1996 . . . . . . . . . 3

   Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1997 and September 30, 1996 . . . . . . . . . 4

   Notes to Consolidated Interim Financial Statements. . . . . . . . . . . 5-6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . . .6-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . .16


                             PART II - OTHER INFORMATION


Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .17

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .17

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . .17

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Exhibit 11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

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

                            CONSOLIDATED BALANCE SHEETS
                       PROGRESSIVE BANK, INC. AND SUBSIDIARY
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       1997           1996

ASSETS
  Cash and due from banks . . . . . . . . . . . . .   $ 14,325        15,070
  Federal funds sold. . . . . . . . . . . . . . . .     39,100        30,500
  Securities:
   Available for sale, at fair value. . . . . . . .    111,408       137,792
   Held to maturity, at amortized cost (fair
   value of $115,564 in 1997 and $72,315 in
     1996). . . . . . . . . . . . . . . . . . . . .    115,425        72,614
------------------------------------------------------------------------------
     Total securities . . . . . . . . . . . . . . .    226,833       210,406
------------------------------------------------------------------------------
  Loans, net:
   Mortgage loans . . . . . . . . . . . . . . . . .    506,189       517,077
   Other loans. . . . . . . . . . . . . . . . . . .     77,149        75,708
   Allowance for loan losses. . . . . . . . . . . .     (9,603)       (9,231)
------------------------------------------------------------------------------
     Total loans, net . . . . . . . . . . . . . . .    573,735       583,554
------------------------------------------------------------------------------
  Accrued interest receivable . . . . . . . . . . .      5,813         6,068
  Other real estate, net. . . . . . . . . . . . . .        505         2,270
  Premises and equipment, net . . . . . . . . . . .      9,419        10,323
  Deferred income taxes, net. . . . . . . . . . . .      5,389         6,134
  Intangible assets . . . . . . . . . . . . . . . .      7,709         8,755
  Other assets. . . . . . . . . . . . . . . . . . .      1,789         2,100
------------------------------------------------------------------------------
     TOTAL ASSETS . . . . . . . . . . . . . . . . .   $884,617       875,180
==============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
   Savings and time deposits. . . . . . . . . . . .   $732,626       736,579
   Demand deposits. . . . . . . . . . . . . . . . .     68,038        57,622
   Accrued expenses and other liabilities . . . . .      6,710         8,437
------------------------------------------------------------------------------
     TOTAL LIABILITIES. . . . . . . . . . . . . . .    807,374       802,638
------------------------------------------------------------------------------
  Shareholders' equity:

   Preferred stock ($1.00 par value; 5,000,000
    shares authorized; none issued) . . . . . . . .         --            --

   Common stock ($1.00 par value; 15,000,000 shares
    authorized; 4,427,999 shares issued). . . . . .      4,428         4,428

   Paid-in capital. . . . . . . . . . . . . . . . .     25,879        25,879

   Retained earnings. . . . . . . . . . . . . . . .     56,408        51,882

   Treasury stock, at cost (599,940 shares in 1997
    and 603,315 shares in 1996) . . . . . . . . . .    (10,466)      (10,416)

   Net unrealized gain on securities available for
    sale, net of taxes. . . . . . . . . . . . . . .        994           769
------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . .     77,243        72,542
------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . .   $884,617       875,180
==============================================================================

See accompanying notes to consolidated interim financial statements.

                         CONSOLIDATED STATEMENTS OF INCOME
                       PROGRESSIVE BANK, INC. AND SUBSIDIARY
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                              FOR THE             FOR THE
                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                           1997      1996      1997      1996
                                        ----------------------------------------

INTEREST AND DIVIDEND INCOME:
  Mortgage loans . . . . . . . . . . .   $11,461    10,624    34,273    31,573
  Other loans. . . . . . . . . . . . .     1,761     1,697     5,403     4,816
  Securities . . . . . . . . . . . . .     3,585     4,303    10,725    10,715
  Federal funds sold and other . . . .       463       407     1,114     1,706
--------------------------------------------------------------------------------
    Total interest and dividend income    17,270    17,031    51,515    48,810
--------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposits . . . . . . . . . . . . . .     8,767     8,956    25,939    25,061
  Other borrowings . . . . . . . . . .        --        --        --        51
--------------------------------------------------------------------------------
    Total interest expense . . . . . .     8,767     8,956    25,939    25,112
--------------------------------------------------------------------------------
    Net interest income. . . . . . . .     8,503     8,075    25,576    23,698
Provision for loan losses. . . . . . .       500       600     1,600     1,500
--------------------------------------------------------------------------------
    Net interest income after provision
     for loan losses . . . . . . . . .     8,003     7,475    23,976    22,198
--------------------------------------------------------------------------------
OTHER INCOME:
  Deposit service fees . . . . . . . .       540       599     1,672     1,802
  Other service fees . . . . . . . . .       213       184       598       511
  Net gain (loss) on securities. . . .        --        --        15      (194)
  Net gain on sales of loans . . . . .        73        31       217       139
  Other non-interest income. . . . . .        76        83       232       224
--------------------------------------------------------------------------------
    Total other income . . . . . . . .       902       897     2,734     2,482
--------------------------------------------------------------------------------
    Net interest and other income. . .     8,905     8,372    26,710    24,680
--------------------------------------------------------------------------------
OTHER EXPENSE: . . . . . . . . . . . .
  Salaries and employee benefits . . .     2,673     2,779     8,232     7,900
  Occupancy and equipment. . . . . . .       664       765     2,051     2,252
  Net cost of other real estate. . . .       (33)      172        61       471
  Amortization of intangible assets. .       349       349     1,047       655
  Other non-interest expense . . . . .     1,624     1,588     4,537     4,983
--------------------------------------------------------------------------------
    Total other expense. . . . . . . .     5,277     5,653    15,928    16,261
--------------------------------------------------------------------------------
    Income before income taxes.. . . .     3,628     2,719    10,782     8,419
Income tax expense . . . . . . . . . .     1,433       174     4,272     1,018
--------------------------------------------------------------------------------
    Net income . . . . . . . . . . . .   $ 2,195     2,545     6,510     7,401
================================================================================
Net income per common share(1) . . . .   $  0.57      0.65      1.70      1.88
================================================================================
Weighted average common shares
 outstanding(1). . . . . . . . . . . .     3,825     3,916     3,822     3,935
================================================================================

(1) The 1996 amounts were adjusted for the three-for-two stock split completed in December 1996. See note 2.

See accompanying notes to consolidated interim financial statements.

Caption>

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           PROGRESSIVE BANK, INC. AND SUBSIDIARY
                                    (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                                                        Net
                                             Common Stock                                            Unrealized
                                       Shares                     Paid-in      Retained   Treasury     Gain on
                                     Outstanding(1)   Amount(1)   Capital(1)   Earnings    Stock      Securities    Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996. . . .      3,824,684      $4,428       25,879      51,882    (10,416)          769   72,542

Net income. . . . . . . . . . . . .                         --           --       6,510         --            --    6,510

Cash dividends declared
 ($0.51 per share). . . . . . . . .                         --           --      (1,950)        --            --   (1,950)

Stock options exercised . . . . . .         18,375          --           --         (34)       312            --      278
Purchases of treasury stock . . . .        (15,000)         --           --          --       (362)           --     (362)
Net change in unrealized gain
 on securities available for sale,
 net of taxes . . . . . . . . . . .                         --           --          --         --           225      225
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997 . . .      3,828,059      $4,428       25,879      56,408    (10,466)          994   77,243
===========================================================================================================================
Balance at December 31, 1995. . . .      3,942,441      $4,428       25,879      44,880     (7,655)        1,126   68,658
Net income. . . . . . . . . . . . .                         --           --       7,401         --            --    7,401
Cash dividends declared
 ($0.40 per share)(1) . . . . . . .                         --           --      (1,571)        --            --   (1,571)
Stock options exercised . . . . . .         64,493          --           --        (244)     1,040            --      796
Purchases of treasury stock . . . .       (108,000)         --           --          --     (2,096)           --   (2,096)
Net change in unrealized gain
  on securities available for sale,
  net of taxes. . . . . . . . . . .                         --           --          --         --          (467)    (467)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996 . . .      3,898,934      $4,428       25,879      50,466     (8,711)          659   72,721
===========================================================================================================================


(1) The 1996 amounts were adjusted for the three-for-two stock split completed in December 1996. See note 2.


See accompanying notes to consolidated interim financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       PROGRESSIVE BANK, INC. AND SUBSIDIARY
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           1997        1996
                                                       -------------------------

OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .      $ 6,510     7,401
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Provision for loan losses . . . . . . . . . . .        1,600     1,500
       Provision for losses on other real estate . . .           --       375
       Depreciation expense. . . . . . . . . . . . . .          656       814
       Net (gain) loss on securities and loans . . . .         (232)       55
       Amortization of net premiums (discounts) on
        securities . . . . . . . . . . . . . . . . . .          150       (83)
       Amortization of net deferred loan origination
        fees . . . . . . . . . . . . . . . . . . . . .          (65)     (322)
       Net decrease (increase) in accrued interest
        receivable . . . . . . . . . . . . . . . . . .          255    (1,611)
       Gain on sales of premises and equipment . . . .         (186)       --
       Gain on sales of other real estate. . . . . . .         (545)     (137)
       Amortization of Intangible assets . . . . . . .        1,047       655
       Net decrease in accrued expenses and other
        liabilities. . . . . . . . . . . . . . . . . .       (1,727)  (10,502)
       Other, net. . . . . . . . . . . . . . . . . . .          952    (6,962)
--------------------------------------------------------------------------------
         Net cash provided by (used in) operating
          activities . . . . . . . . . . . . . . . . .        8,415    (8,817)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of securities:
     Securities available for sale . . . . . . . . . .      (37,084) (119,653)
     Securities held to maturity . . . . . . . . . . .      (60,234)  (46,442)
  Proceeds from principal payments, maturities and
   calls of securities:
     Securities available for sale . . . . . . . . . .       63,869    41,776
     Securities held to maturity . . . . . . . . . . .       17,269     9,779
  Proceeds from sales of securities available for
   sale    . . . . . . . . . . . . . . . . . . . . . .           --     5,953
  Disbursements for loan originations, net of
   principal collections . . . . . . . . . . . . . . .         (978)  (48,599)
  Proceeds from sales of loans . . . . . . . . . . . .        8,809     9,502
  Purchases of premises and equipment. . . . . . . . .         (216)   (1,615)
  Proceeds from sales of premises and equipment. . . .          650        --
  Proceeds from sales of other real estate . . . . . .        2,926       742
--------------------------------------------------------------------------------
         Net cash used in investing activities . . . .       (4,989) (148,557)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Increase in deposits from acquisition of branches,
   net of premium paid . . . . . . . . . . . . . . . .           --   143,030
  Net increase in deposits, exclusive of acquisition .        6,463     6,238
  Cash dividends paid on common stock. . . . . . . . .       (1,950)   (1,571)
  Net proceeds on exercises of stock options . . . . .          278       796
  Purchases of treasury stock. . . . . . . . . . . . .         (362)   (2,096)
--------------------------------------------------------------------------------
         Net cash provided by financing activities . .        4,429   146,397
--------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . . . . . . . .        7,855   (10,977)
  Cash and cash equivalents at beginning of period . .       45,570    37,893
--------------------------------------------------------------------------------
  Cash and cash equivalents at end of period . . . . .      $53,425    26,916
================================================================================
SUPPLEMENTAL DATA:
  Interest paid. . . . . . . . . . . . . . . . . . . .      $27,998    25,057
  Income taxes paid, net of refunds received . . . . .        3,439     2,991
  Loans transferred to other real estate . . . . . . .        1,399     2,730
  Loans originated to finance sales of other real
   estate  . . . . . . . . . . . . . . . . . . . . . .          676       431
================================================================================


See accompanying notes to consolidated interim financial statements.

                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                        PROGRESSIVE BANK, INC. AND SUBSIDIARY
                                     (UNAUDITED)

Note 1:   Basis of Presentation

          The unaudited consolidated interim financial statements included herein have been prepared by Progressive Bank, Inc. ("Progressive," or, together with its subsidiary, the "Company") in conformity with generally accepted accounting principles for interim financial statements. Progressive, a New York corporation, is a bank holding company whose sole subsidiary is Pawling Savings Bank ("Pawling"), a New York state-chartered stock savings bank. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated interim financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Note 3:   Other Recent Accounting Pronouncements

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements.
          The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly to equity, such as the net unrealized gain or loss on available-for-sale securities. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

          In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Among other things, SFAS No. 131 requires public companies to report

          (i) certain financial and descriptive information about its reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for periods beginning after December 15, 1997.

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

                                 FINANCIAL CONDITION

     Total assets of the Company were $884.6 million at September 30, 1997 as compared to $875.2 million at December 31, 1996, an increase of $9.4 million or 1.1%.

     Total securities increased by $16.4 million consisting of a $42.8 million increase in securities held to maturity partially offset by a $26.4 million decrease in securities available for sale. The increase in securities held to maturity primarily reflects $60.2 million in purchases of fixed rate seven-year balloon and fifteen-year mortgage-backed securities, partially offset by principal paydowns of $17.3 million. The decrease in securities available for sale primarily reflects maturities, calls, and principal paydowns of $63.9 million, partially offset by $37.1 million in purchases of U.S. government agencies and U.S. Treasury notes.

     Net loans totaled $573.7 million at September 30, 1997, compared to $583.6 million at December 31, 1996, a decrease of $9.8 million or 1.7%. The residential mortgage segment of the loan portfolio decreased $6.0 million or 1.4% (net of loan sales to the secondary market of $8.6 million) from $429.2 million at December 31, 1996 to $423.1 million at September 30, 1997. The commercial mortgage segment of the loan portfolio decreased $5.4 million or 6.6%, from $81.1 million at December 31, 1996 to $75.7 million at September 30, 1997. The construction mortgage segment of the loan portfolio increased $303,000 or 3.4% from $8.9 million at December 31, 1996 to $9.2 million at September 30, 1997. Other loans increased $1.3 million or 1.8% during the first nine months of 1997 from $72.5 million to $73.8 million, primarily due to increases in business installment loans and automobile financing.

     The $6.5 million increase in deposits during the first nine months of 1997 was primarily attributable to increases of $45.1 million in money market accounts and $10.4 million in demand deposits, partially offset by decreases of $26.4 million in time deposits and $22.6 million in savings accounts.

     Shareholders' equity at September 30, 1997 was $77.2 million, an increase of $4.7 million or 6.5% from December 31, 1996. This increase primarily reflects net income of $6.5 million, partially offset by cash dividends of $2.0 million. Shareholders' equity, as a percent of total assets, was 8.73% at September 30, 1997 compared to 8.29% at December 31, 1996. Book value per share increased to $20.18 at September 30, 1997 from $18.97 at December 31, 1996.

The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.


                                               Three Months Ended            Three Months Ended             Nine Months Ended
                                               September 30, 1997            September 30, 1996             September 30, 1997
                                           Average            Average   Average               Average   Average           Average
                                           Balance  Interest    Rate    Balance   Interest      Rate    Balance  Interest   Rate
                                         ------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)

Interest-earning assets:
  Mortgage loans (1). . . . . . . . . .   $514,315   11,461    8.91%   $493,104    10,624      8.62%   $518,326   34,273   8.82%
  Other loans (1) . . . . . . . . . . .     74,774    1,761    9.42      69,402     1,697      9.78      74,319    5,403   9.69
  Mortgage-backed securities (2). . . .    133,793    2,228    6.66     116,131     1,993      6.86     127,397    6,470   6.77
  U.S. Treasury and agencies,
  corporate and other securities (2, 3)     87,160    1,357    6.23     143,889     2,310      6.42      90,860    4,255   6.24
  Interest on income tax refund . . . .         --       --      --          --        --        --          --       --     --
  Federal funds sold. . . . . . . . . .     33,276      463    5.57      31,046       407      5.24      27,575    1,114   5.39
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets. . .    843,318   17,270    8.19%    853,572    17,031      7.98%    838,477   51,515   8.19%
Non-interest-earning assets . . . . . .     45,617                       48,980                          45,764
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets . . . . . . . . . . .   $888,935                     $902,552                        $884,241
===================================================================================================================================
Interest-bearing liabilities:
  Time deposits . . . . . . . . . . . .   $347,692    4,706    5.41%   $398,406     5,401      5.42%   $357,383   14,329   5.35%
  Other deposits (4). . . . . . . . . .    386,118    4,061    4.21     360,147     3,555      3.95     377,183   11,610   4.10
  Other borrowings. . . . . . . . . . .         --       --      --          --        --        --          --       --     --
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities    733,810    8,767    4.78%    758,553     8,956      4.72%    734,566   25,939   4.71%
Non-interest-bearing liabilities. . . .     78,932                       71,719                          75,112
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities. . . . . . . . .    812,742                      830,272                         809,678
Shareholders' equity. . . . . . . . . .     76,193                       72,280                          74,563
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity. . . . . . .   $888,935                     $902,552                        $884,241
===================================================================================================================================
Net earning balance . . . . . . . . . .   $109,508                     $ 95,019                        $103,911
===================================================================================================================================
Net interest income . . . . . . . . . .               8,503                         8,075                         25,576
===================================================================================================================================
Interest rate spread (5, 7) . . . . . .                        3.41%                           3.26%                       3.48%
Net yield on interest-earning
  assets (margin) (6, 7). . . . . . . .                        4.03%                           3.78%                       4.07%
===================================================================================================================================


                                               Nine Months Ended
                                               September 30, 1996
                                           Average             Average
                                           Balance    Interest   Rate
                                         ------------------------------

Interest-earning assets:
  Mortgage loans (1). . . . . . . . . .    $486,096    31,573    8.66%
  Other loans (1) . . . . . . . . . . .      64,804     4,816    9.91
  Mortgage-backed securities (2). . . .     106,924     5,488    6.84
  U.S. Treasury and agencies,
  corporate and other securities (2, 3)     109,529     5,227    6.36
  Interest on income tax refund . . . .          --       420      --
  Federal funds sold. . . . . . . . . .      34,067     1,286    5.03
-----------------------------------------------------------------------
     Total interest-earning assets. . .     801,420    48,810    8.12%
Non-interest-earning assets . . . . . .      43,506
-----------------------------------------------------------------------
     Total assets . . . . . . . . . . .    $844,926
=======================================================================
Interest-bearing liabilities:
  Time deposits . . . . . . . . . . . .    $381,755    15,664    5.47%
  Other deposits (4). . . . . . . . . .     320,504     9,397    3.91
  Other borrowings. . . . . . . . . . .       1,225        51    5.55
-----------------------------------------------------------------------
     Total interest-bearing liabilities     703,484    25,112    4.76%
Non-interest-bearing liabilities. . . .      70,738
-----------------------------------------------------------------------
     Total liabilities. . . . . . . . .     774,222
Shareholders' equity. . . . . . . . . .      70,704
-----------------------------------------------------------------------
     Total liabilities and
      shareholders' equity. . . . . . .    $844,926
=======================================================================
Net earning balance . . . . . . . . . .    $ 97,936
=======================================================================
Net interest income . . . . . . . . . .                23,698
=======================================================================
Interest rate spread (5, 7) . . . . . .                          3.36%
Net yield on interest-earning
  assets (margin) (6, 7). . . . . . . .                          3.94%
=======================================================================


     (1) Interest income on loans does not include interest on non-accrual loans; however, such loans have been included in the calculation of the average balances outstanding.
     (2)  Average balances have been calculated based on amortized cost.
     (3) Yields on tax exempt obligations have not been computed on a tax-equivalent basis, as the effect thereof is not material.
     (4) Includes NOW accounts, passbook and statement savings accounts, and money market accounts.
     (5) Represents average rate on total interest-earning assets less average rate on total interest-bearing liabilities.
     (6) Represents net interest income divided by total average interest-earning assets.
     (7) Excluding the interest income on tax refund, the interest rate spread for the nine months ended September 30, 1996 was 3.29% and margin was 3.87%.

                                RESULTS OF OPERATIONS

GENERAL

     The Company's net income was $2.2 million or $0.57 per share for the quarter ended September 30, 1997, as compared to $2.5 million or $0.65 per share for the same three-month period in 1996. For the nine-month period ended September 30, 1997, the Company earned $6.5 million or $1.70 per share as compared to $7.4 million or $1.88 per share for the same period in 1996. The decreases in net income for the three- and nine-month periods were primarily the result of increases in income tax expense, partially offset by increases in net interest income.

NET INTEREST INCOME

     Net interest income increased $428,000, or 5.3%, to $8.5 million for the three-month period ended September 30, 1997 and $1.9 million, or 7.9%, for the nine-month period when compared to the same periods in 1996. The increases in net interest income for the quarter and nine months ended September 30, 1997 were primarily due to increases in interest on loans, partially offset by a decrease in interest on securities for the three-month period and an increase in interest expense for the nine-month period. For the current three-month period compared to a year ago, the Company's interest rate spread widened by 15 basis points primarily reflecting the increase in the average yield on interest earning assets. The Company's net interest margin also widened by 25 basis points in the current quarter compared to the same period last year, primarily a result of the change in interest rate spread. For the nine-month period, the Company's interest rate spread widened by 12 basis points primarily as a result of the increase in the average yield of interest earning assets and the decrease in the average cost of interest-bearing liabilities. The increases in the spread and margin for the nine-month period would have been greater without the impact of the interest on income tax refund as described in note 7 to the table on page 7.

     Interest on loans increased by $901,000, or 7.3%, for the three-month period and $3.3 million, or 9.0%, for the nine-month period when compared to the same periods in 1996, primarily reflecting increases in the average balance of outstanding loans, and to a lesser extent, increases in the average yield on mortgage loans, partially offset by the decreases in the average yield on other loans. Average mortgage loans and other loans increased by $26.6 million for the three-month period ended September 30, 1997 and $41.7 million for the nine-month period when compared to the same periods in 1996.

     Interest on mortgage-backed securities increased $235,000, or 11.8%, for the three-month period and $982,000, or 17.9%, for the nine-month period when compared to the same periods in 1996, primarily due to increases in the average balance outstanding due to additional security purchases, partially offset by the decreases in the average yield.

     Interest and dividends on U.S. Treasury and agencies, corporate and other securities decreased by $953,000 for the three-month period ended September 30, 1997 and $972,000 for the nine-month period when compared to the same periods in 1996. The decreases primarily reflect a lower average balance outstanding, due to maturities and calls.

     Interest on federal funds sold increased $56,000 for the three-month period ended September 30, 1997 and decreased $172,000 for the nine-month period when compared to the same periods in 1996. The increase for the three-month period primarily reflects a 33 basis point increase in the average yield and an increase in the average balance outstanding. The decrease for the nine-month period primarily reflects a $6.5 million decrease in the average balance outstanding, partially offset by a 36 basis point increase in the average yield.

     The decrease in interest expense of $189,000 for the quarter ended September 30, 1997, compared to the same period in 1996, was due primarily to a decrease of $24.7 million in the average balance of interest-bearing liabilities, offset partially by an increase in the overall cost of funds. The $827,000 increase in interest expense for the nine months ended September 30, 1997, compared to the same period in 1996, was due primarily to an increase of $31.1 million in the average balance of interest-bearing liabilities, offset partially by a decrease in the overall cost of funds. The increase in the average balance of interest-bearing liabilities was primarily due to the acquisition of the Rockland County branches during the second quarter of 1996.

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

     For the three- and nine-month periods ended September 30, 1997, the provision for loan losses was $500,000 and $1.6 million, respectively, as compared to $600,000 and $1.5 million for the comparable periods in 1996. The allowance for loan losses represented 1.65% of total loans at September 30, 1997, compared to 1.54% a year earlier and 1.56% at December 31, 1996. Non-performing loans were $7.8 million, or 1.34% of total loans, at September 30, 1997 compared to $6.3 million, or 1.09% of total loans, at September 30, 1996 and $4.8 million, or 0.81% of total loans, at December 31, 1996.

     In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status.
At September 30, 1997, slow paying loans amounted to $1.8 million as compared to $4.5 million at September 30, 1996 and $6.3 million at December 31, 1996.

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

     Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                           1997    1996        1997    1996
                                                (Dollars in thousands)
                                       -----------------------------------------
Balance at beginning of period. . . . .   $ 9,833   8,666       9,231   8,033
Provision charged to operations . . . .       500     600       1,600   1,500
--------------------------------------------------------------------------------
                                           10,333   9,266      10,831   9,533
--------------------------------------------------------------------------------
Loans charged-off:
  Mortgage loans:
    Residential . . . . . . . . . . . .      (639)   (322)     (1,100)   (703)
    Commercial. . . . . . . . . . . . .       (27)    (78)       (222)   (119)
    Construction and land . . . . . . .       (41)     --         (82)     --
  Other loans:
    Consumer. . . . . . . . . . . . . .      (131)    (52)       (299)   (156)
    Commercial. . . . . . . . . . . . .        --      --          --      (5)
--------------------------------------------------------------------------------
      Total charge-offs . . . . . . . .      (838)   (452)     (1,703)   (983)
--------------------------------------------------------------------------------
Recoveries:
  Mortgage loans:
    Residential . . . . . . . . . . . .        77       5         116      53
    Commercial. . . . . . . . . . . . .        --      --          86      31
    Construction and land . . . . . . .        --       1         200     142
  Other loans:
    Consumer. . . . . . . . . . . . . .        28      11          60      33
    Commercial. . . . . . . . . . . . .         3       3          13      25
--------------------------------------------------------------------------------
      Total recoveries. . . . . . . . .       108      20         475     284
--------------------------------------------------------------------------------
Net charge-offs . . . . . . . . . . . .      (730)   (432)     (1,228)   (699)
--------------------------------------------------------------------------------
Balance at end of period. . . . . . . .   $ 9,603   8,834       9,603   8,834
================================================================================

Ratio of net charge-offs to average
 total loans outstanding  (annualized).    (0.50%) (0.31%)     (0.28%) (0.17%)
================================================================================

     The following table sets forth information with respect to non-performing assets and certain asset quality ratios at the dates indicated:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                 1997    1996       1996
                                             -----------------------------------
                                                    (Dollars in thousands)
NON-PERFORMING LOANS:
  Mortgage loans:
    Residential properties. . . . . . . . . .    $4,748   4,590      3,769
    Commercial properties . . . . . . . . . .       734     852        714
    Construction and land . . . . . . . . . .     1,723     802        215
--------------------------------------------------------------------------------
                                                  7,205   6,244      4,698
  Other loans . . . . . . . . . . . . . . . .       583      53        101
--------------------------------------------------------------------------------
         Total non-performing loans (1) . . .     7,788   6,297      4,799
OTHER REAL ESTATE, NET. . . . . . . . . . . .       505   1,717      2,270
--------------------------------------------------------------------------------
         Total non-performing assets. . . . .    $8,293   8,014      7,069
================================================================================

Ratio of non-performing loans to total
 loans. . . . . . . . . . . . . . . . . . . .      1.34%   1.09%      0.81%

Ratio of non-performing assets to total
 assets . . . . . . . . . . . . . . . . . . .      0.94    0.90       0.81

Ratio of allowance for loan losses to total
  non-performing loans. . . . . . . . . . . .    123.31  140.29     192.35
================================================================================

(1) Includes loans on non-accrual status of $7.7 million, $6.1 million and $4.6 million at September 30, 1997, September 30, 1996 and December 31, 1996, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.

     The loan portfolio may also include certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. There were no restructured loans at September 30, 1997, compared to $1.3 million at September 30, 1996 and $571,000 at December 31, 1996.

     The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans totaling $2.5 million at September 30, 1997 and $929,000 at December 31, 1996. Total impaired loans at September 30, 1997 consist of (i) loans of $264,000 for which there was an allowance for loan impairment of $59,000 determined in accordance with SFAS No. 114 and (ii) loans of $2.2 million for which such an allowance was not required due to the adequacy of related collateral values and prior charge-offs. The average recorded investment in impaired loans was $1.6 million and $1.3 million, respectively for the three and nine months ended September 30, 1997 and $1.7 million and $2.5 million, respectively, for the three and nine months ended September 30, 1996. Interest income on impaired loans is recognized on a cash basis and was not significant for the quarter and nine months ended September 30, 1997 and 1996.

     At September 30, 1997, management has also identified approximately $904,000 in potential problem loans which represent loans having more than normal credit risk. Although these loans are currently performing at September 30, 1997, management believes that if economic conditions deteriorate in the Company's lending area, some of these loans could become non-performing in the future.

OTHER INCOME

     Sources of other income include deposit and other service fees, net gain
(loss) on securities, net gain on sales of loans, and other non-interest income. For the three-month period ended September 30, 1997, other income increased by $5,000, or 0.6%, and for the nine-month period, increased $252,000, or 10.2%, compared to the same periods in 1996.

     Deposit service fees, the largest component of other income, decreased by $59,000, or 9.8%, to $540,000 for the three-month period and $130,000, or 7.2%, to $1.7 million for the nine-month period, compared to the same periods in 1996. Other service fees increased to $213,000 and $598,000 for the three- and nine-month periods ended September 30, 1997, as compared to $184,000 and $511,000 for the same periods in 1996.

     The $194,000 net loss on securities for the nine months ended September 30, 1996 consists of the net realized loss on the sale of U.S. Treasury securities. There have been no sales of securities classified as held to maturity.

     Net gain on sales of loans was $73,000 and $217,000 for the three- and nine-month periods ended September 30, 1997 compared to $31,000 and $139,000 during the same periods in 1996. Sales of mortgage loans in both periods reflect the Company's current practice of selling newly originated fixed rate mortgage loans.

OTHER EXPENSE

     Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Other expense decreased by $376,000, or 6.7%, for the three-month period ended September 30, 1997 compared to the same period last year, primarily due to decreases of $205,000 in the net cost of other real estate, $106,000 in salaries and employee benefits, and $101,000 in occupancy and equipment. Other expense decreased $333,000, or 2.0%, for the nine-month period compared to the same period in 1996, primarily due to decreases of $446,000 in other non-interest expense and $410,000 in the net cost of other real estate, partially offset by increases of $392,000 in the amortization of intangible assets and $332,000 in salaries and employees benefits expense.

     Salaries and employee benefits, the largest component of other expense, decreased by $106,000, or 3.8%, to $2.7 million for the three-month period and increased $332,000, or 4.2%, to $8.2 million for the nine-month period, compared to the same periods in 1996. The nine-month increase primarily reflects additional expense due to the April 1996 acquisition of two branches, as well as normal merit and promotional salary increases.

     Occupancy and equipment expense decreased $101,000, or 13.2%, for the three-month period ended September 30, 1997 and $201,000, or 8.9%, for the nine-month period, as compared to the same periods in the previous year, primarily due to decreases in depreciation and equipment rental and repair expenses.

     The net cost of other real estate decreased $205,000 for the three-month period and $410,000 for the nine-month period, compared to the same periods in 1996, primarily reflecting decreases in the provision for losses on other real estate and increased gains on sales of properties, partially offset by increased holding costs.

     Amortization of intangible assets totaled $349,000 and $1.0 million for the three and nine months ended September 30, 1997, compared to $349,000 and $655,000 for the three and nine months ended September 30, 1996, primarily reflecting the amortization of the purchase premium as a result of the acquisition of branches in April 1996.

     Other non-interest expense increased $36,000, or 2.3%, for the three-month period and decreased $446,000, or 9.0%, for the nine-month period when compared to the same periods in 1996. For the nine-month period, the decrease primarily reflects decreased foreclosure and collection expense, decreased checking account charges and a $186,000 gain on the sale of the Newburgh Operations building in January 1997.

INCOME TAX EXPENSE

     For the three- and nine-month periods ended September 30, 1997, income tax expense was $1.4 million and $4.3 million, respectively, or 39.5% and 39.6% of pre-tax income, respectively. For the quarter ended September 30, 1996, the Company recognized an income tax expense of $174,000 consisting of a provision of $1.1 million or 41.0% of pre-tax income for the quarter, less a benefit of $941,000 from the settlement with the State of New York Department of Taxation and Finance of audits of certain prior years' New York State tax returns. For the nine-month period ended September 30, 1996, income tax expense was $1.1 million, consisting of a provision of $3.5 million or 41.1% of pre-tax income, less the State tax benefit of $941,000 referred to above and a federal tax benefit of $1.5 million from the settlement of certain Internal Revenue Service audits during the second quarter of 1996.

     The Company's net deferred tax assets were $5.4 million at September 30, 1997, compared to $6.1 million at December 31, 1996. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

RATIOS

     Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:

                             THREE MONTHS ENDED  NINE MONTHS ENDED  YEAR ENDED
                                SEPTEMBER 30,      SEPTEMBER 30,    DECEMBER 31,
                                1997    1996       1997    1996         1996
                             ---------------------------------------------------

Return on assets:
 Net income divided by average
  total assets (1). . . . . . .  0.99%   1.13%      0.98%   1.17%        1.09%

Return on equity:
 Net income divided by average
  equity (1, 2) . . . . . . . . 11.52%  14.08%     11.64%  13.96%       13.11%


(1) Excluding the $941,000 New York State income tax benefit, return on assets for the three months ended September 30, 1996 was 0.71% and the return on equity was 8.88%. Excluding the $2.4 million in combined federal and New York State income tax benefits, return on assets was 0.78% and the return on equity was 9.35% for the nine months ended September 30, 1996 and 0.81% and 9.68%, respectively, for the year ended December 31, 1996.

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

     Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, federal funds sold and securities maturing within one year to total assets). At September 30, 1997, the Company had a primary liquidity ratio of 7.66% as compared to 7.84% at December 31, 1996.

     An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $800.7 million at September 30, 1997 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer and commercial markets to enable effective gathering and retention of core deposits. The Company has not utilized brokered deposits as a source of funds.

     In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at September 30, 1997, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $99.3 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources in 1997 and 1996, other than short term purchases of federal funds from the FHLBNY during 1996.

     At September 30, 1997, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $90.4 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

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

     At September 30, 1997, Progressive's consolidated capital ratios exceeded the FRB's minimum regulatory capital requirements as follows:

                                                      Risk-Based Capital
                                           -------------------------------------
                         Leverage Capital         Tier 1              Total
                         -------------------------------------------------------
                         Amount(1)  Ratio  Amount(1)   Ratio  Amount(1)   Ratio
--------------------------------------------------------------------------------
Actual. . . . . . . . .   $68,573   7.75%   $68,573   14.08%   $74,705   15.34%
Minimum requirement . .    35,391   4.00     19,482    4.00     38,964    8.00
--------------------------------------------------------------------------------
Excess. . . . . . . . .   $33,182   3.75%   $49,091   10.08%   $35,741    7.34%
================================================================================

     (1) For all capital amounts, actual capital excludes the Company's after-tax net unrealized gain of $994,000 on securities available for sale and intangible assets of $7.7 million.

     At September 30, 1997, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:

                                                      Risk-Based Capital
                                           -------------------------------------
                         Leverage Capital         Tier 1              Total
                         -------------------------------------------------------
                         Amount(1)  Ratio  Amount(1)   Ratio  Amount(1)   Ratio
--------------------------------------------------------------------------------
Actual. . . . . . . .     $62,833   7.15%   $62,833   12.93%   $68,953   14.18%
Minimum requirement .      35,166   4.00     19,445    4.00     38,889    8.00
--------------------------------------------------------------------------------
Excess. . . . . . . .     $27,667   3.15%   $43,388    8.93%   $30,064    6.18%
================================================================================

     (1) For all capital amounts, actual capital excludes Pawling's after-tax net unrealized gain of $976,000 on securities available for sale and intangible assets of $7.7 million.
[A
     During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed in November 1994 and consisted of 220,500 shares at a total cost of $3.1 million or $14.14 per share. The second repurchase plan was completed in September 1995 and consisted of 210,000 shares at a total cost of $3.3 million or $15.89 per share. A third repurchase plan, which was announced in October 1995, and completed in July 1996, consisted of 202,500 shares at a total cost of $3.9 million or $19.19 per share. On October 21, 1996, the Company announced a fourth plan to repurchase 195,000 shares, or approximately 5% of outstanding stock. At September 30, 1997, 89,250 shares had been purchased under the fourth plan at a cost of $2.1 million or $23.03 per share. The number of shares and the per share cost of each repurchase program have been restated to reflect the 1996 three-for-two stock split.

     On October 15, 1997, the Company's Board of Directors declared a dividend of seventeen cents ($0.17) per common share, payable on November 28, 1997 to shareholders of record as of October 31, 1997.


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

     Earnings are susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. These interest rate repricing "gaps" provide an indication of the extent that net interest income may be affected by future changes in interest rates. A one-year period is a common measurement interval of interest sensitivity known as the one-year gap. The Company's one-year gap as a percentage of total assets was -4.37% at September 30, 1997. A negative gap exists when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets expected to mature or reprice in a given period. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may decrease earnings as the increase in interest expense paid on liabilities may be greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which may reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment.

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

     The following table summarizes the Company's interest rate sensitive assets and liabilities at September 30, 1997 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.

                                                 Within   One to Five  Over Five
                                                One Year     Years       Years
                                                --------------------------------
                                                     (Dollars in thousands)

Total interest-earning assets . . . . . . . . . $480,705    299,193      62,606
Total interest-bearing liabilities. . . . . . .  519,391    112,390     100,844
--------------------------------------------------------------------------------
   (Deficiency) excess of interest-earning
      assets compared to interest-bearing
      liabilities . . . . . . . . . . . . . . . ($38,686)   186,803     (38,238)
--------------------------------------------------------------------------------
   (Deficiency) excess as a percent of total
      assets. . . . . . . . . . . . . . . . . .   (4.37%)    21.12%      (4.32%)
   Cumulative (deficiency) excess as a percent
     of total assets. . . . . . . . . . . . . .   (4.37%)    16.75%      12.43%
================================================================================

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed herewith:

               Exhibit 3.1 Certificate of Incorporation of Progressive Bank, Inc., as amended.

               Exhibit 3.2    By-laws of Progressive Bank, Inc., as amended.

               Exhibit 11     Computation of Net Income Per Common Share.

               Exhibit 27     Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                                           PROGRESSIVE BANK, INC.
                                           ----------------------
                                             (Registrant)





Date: November 7, 1997                  /s/ Peter Van Kleeck
                                        -------------------------------------
                                        Peter Van Kleeck
                                        President and Chief Executive Officer
                                        Principal Executive Officer



Date: November 7, 1997                  /s/ Robert Gabrielsen
                                        -------------------------------------
                                        Robert Gabrielsen, Treasurer
                                        Principal Financial Officer and
                                        Principal Accounting Officer