Form 10-K
period 1997-12-31
PROGRESSIVE BANK INC
filed 1998-03-30
CIK 797507

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  [Fee Required]

For the fiscal year ended December 31, 1997

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  [No Fee Required]

For the transition period from           to

                         Commission File Number 0-15025

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

                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $169,567,772.

    As of March 24, 1998, 3,855,781 shares of registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PROGRESSIVE BANK, INC.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
                                                        PART I
Item 1.     Business......................................................................................       2-18
Item 2.     Properties....................................................................................         18
Item 3.     Legal Proceedings.............................................................................         19
Item 4.     Submission of Matters to a Vote of Security Holders...........................................         19

                                                       PART II
Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.........................         19
Item 6.     Selected Financial Data.......................................................................      20-21
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........      22-36
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk....................................         37
Item 8.     Financial Statements and Supplementary Data...................................................      37-71
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........         72

                                                       PART III
Item 10.    Directors and Executive Officers of the Registrant............................................         72
Item 11.    Executive Compensation........................................................................         72
Item 12.    Security Ownership of Certain Beneficial Owners and Management................................         72
Item 13.    Certain Relationships and Related Transactions................................................         72

                                                       PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................      73-74

            SIGNATURES....................................................................................         75

                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENTS                                 PART OF FORM 10-K INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
Portions of the Proxy Statement for                       Part III
  Annual Meeting of Shareholders

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

    On December 16, 1997, Progressive entered into an agreement to merge with and into Hudson Chartered Bancorp, Inc. ("Hudson Chartered") and form a bank holding company to be named Premier National Bancorp, Inc. (the "Continuing Corporation"). In addition, Pawling agreed to merge with and into First National Bank of the Hudson Valley ("Hudson Valley"), a wholly-owned subsidiary of Hudson Chartered, under the national bank charter of Hudson Valley and the name Premier National Bank. The separate existences of Progressive and Pawling will cease upon consummation of these mergers. Under the terms of the merger agreement, each outstanding share of Progressive common stock will be converted into 1.82 shares of Continuing Corporation common stock and cash in lieu of any fractional share. Consummation of the merger is subject to satisfaction of a number of conditions, including approval of the merger agreement by the stockholders of each of Progressive and Hudson Chartered; receipt of all required regulatory approvals, consents or waivers; and the ability to account for the merger as a pooling-of-interests. See note 2 to the consolidated financial statements for a further discussion of the proposed merger.

    The Company had net income of $8.6 million, or basic earnings per share of $2.26 and diluted earnings per share of $2.20, for the year ended December 31, 1997. Total assets at December 31, 1997 were $883.5 million. At December 31, 1997, the Company employed 265 people on a full-time equivalent basis.

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

POTENTIAL IMPACT OF CHANGES IN INTEREST RATES

    The Company's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest and dividend income on earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. When the amount of interest-earning assets differs from the amount of interest-bearing liabilities expected to mature or reprice in a given period, a significant change in market rates of interest may affect net interest income. The Company manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans and short-term mortgage-backed securities in its portfolio and maintaining a large base of core deposits. See further discussion under "Interest Rate Risk Management" beginning on page 33 of this report.

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

    At December 31, 1997, Progressive and Pawling met all capital adequacy requirements to which they are subject. For a further discussion and comparison of actual capital to the minimum regulatory requirements, see "Capital" beginning on page 32 of this report.

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

    FDICIA established a system of prompt corrective action applicable to undercapitalized institutions. The system is based on capital levels that are used to define five categories of banks-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under this system, the banking regulators are required to take certain supervisory actions with respect to undercapitalized institutions. The severity of these actions depends upon the institution's degree of under capitalization. Generally, subject to a narrow exception, FDICIA requires the banking regulators to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after being considered critically undercapitalized. Well-capitalized institutions are defined as those with a leverage capital ratio over 5.0%, a Tier 1 risk-based capital ratio over 6.0%, and a total risk-based capital ratio over 10.0%. Pawling met the definition of a well-capitalized institution at December 31, 1997 with leverage, Tier 1 risk-based and total risk-based capital ratios of 7.4%, 13.4% and 14.7%, respectively.

    FDICIA also placed restrictions on investments by and activities of insured state banks such as Pawling. State banks and their subsidiaries may not engage in activities that are not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is in compliance with, and continues to comply with, applicable federal capital standards. While national banks are not permitted to invest in equity securities, FDICIA contained a limited exception permitting the continued investment by certain state-chartered banks in equity securities listed on national securities exchanges and in shares of companies registered under the Investment Company Act of 1940. FDICIA requires, however, that such equity investments in the future not exceed 100% of a bank's Tier 1 capital; moreover, FDICIA allows the FDIC to further limit the amount of such equity security investments, based upon an institution's capital position and overall financial condition. The limitation imposed by FDICIA has not affected Pawling, since its investment in such equity securities represents less than 1% of Tier 1 capital.

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

    FDICIA imposed additional reporting requirements on depository institutions with total assets of more than $500.0 million, such as Pawling. Among other things, management is required to prepare an annual report that contains assessments of (1) the effectiveness as of year end of the institution's internal control over financial reporting and (2) the institution's compliance during the year with certain designated safety and soundness laws and regulations (those applicable to insider transactions and dividend limitations). The institution is also required to engage an independent public accountant to attest to management's assertion concerning internal control over financial reporting. Institutions affected by these requirements must also have an audit committee composed entirely of independent outside directors. Pawling has been subject to, and has complied with, these reporting requirements since their effective date.

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

FEDERAL RESERVE SYSTEM REGULATIONS

    FRB regulations require Pawling to maintain reserves against its transaction accounts. These regulations generally require that depository institutions maintain a reserve of 3.0% against transaction accounts totaling $49.3 million or less (except that $4.4 million of transaction account balances are exempt from the reserve requirement) plus 10% of that portion of total transaction accounts in excess of $49.3 million. These amounts and percentages are subject to adjustment by the FRB. At December 31, 1997, Pawling had aggregate reserves (in the form of deposits with the Federal Reserve and cash on hand) of $2.2 million to meet those requirements.

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

FEDERAL HOME LOAN BANK SYSTEM

    Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") which is one of twelve regional Federal Home Loan Banks. As a member of the FHLBNY, Pawling is required to acquire and hold shares of capital stock in the FHLBNY in an amount at least equal to the greater of (i) 1.0% of the aggregate principal amount of the institution's unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, (ii) 0.3% of its assets or (iii) one-twentieth of outstanding FHLBNY advances. At December 31, 1997, Pawling held stock in the FHLBNY in the amount of $5.0 million, which satisfied this requirement.

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

LENDING ACTIVITIES

    GENERAL

    The Company offers a variety of loan products to serve both consumer and commercial borrowers within its primary market area of Dutchess, Sullivan, Orange, Putnam, Ulster, Rockland and Westchester counties in New York. Since 1993, the Company has originated one-to-four family mortgage and commercial mortgage loans on properties in Connecticut, primarily the counties of Fairfield and Litchfield. One-to-four family mortgage loans are also originated on properties in the New York counties of Nassau and Suffolk.

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

    The Company's lending activities are conducted based on written underwriting standards and loan origination procedures prescribed by management. Detailed loan applications are obtained to assist in determining the borrower's ability to repay. Additional information is obtained through credit reports, financial statements and confirmations. The Company accepts loan applications at all of its branch locations and its commercial loan centers. Applications are obtained through the Company's mortgage origination staff and third-party mortgage brokers. Residential mortgage, consumer and commercial loans are all serviced at the Administrative Headquarters in Fishkill.

    One-to-four family residential mortgage loans up to $1.5 million may be approved by a combination of certain senior lending officers. Commercial real estate loans up to $750,000 may be approved by a combination of two commercial loan officers. Commercial real estate loans up to $1.5 million must be approved by certain senior lending officers. Pawling's Board of Directors approves residential and commercial mortgage loans in excess of $1.5 million and loans which cause the total loans granted to any one borrower to exceed $1.5 million. Unsecured loans in excess of $500,000 must also be approved by Pawling's Board of Directors.

LOAN PORTFOLIO COMPOSITION

    At December 31, 1997, the Company's net loans of $564.5 million represented 63.9% of total assets. The percentage distribution of the portfolio was as follows: 72.1% in residential mortgage loans (principally one-to-four family residential loans); 13.4% in commercial mortgage loans; 1.7% in construction and land loans; and 12.8% in other loans (principally automobile financing and mobile home loans). Of the total mortgage loan portfolio, $460.3 million, or 92.1%, represent loans for which the Company holds a first lien position.

    The following is a summary of the loan portfolio at December 31:

                                                         1997                   1996                    1995
                                                 --------------------  ----------------------  ----------------------
                                                  AMOUNT        %        AMOUNT         %        AMOUNT         %
                                                 ---------  ---------  -----------  ---------  -----------  ---------
                                                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential properties:
    One-to-four family.........................  $ 385,140       67.2     401,026        67.8     370,591        68.6
    Multi-family...............................     28,280        4.9      28,138         4.8      25,354         4.7
  Commercial properties........................     76,551       13.4      81,117        13.7      73,851        13.7
  Construction and land........................      9,735        1.7       8,871         1.5      10,773         2.0
                                                 ---------  ---------  -----------  ---------  -----------  ---------
    Total mortgage loans.......................    499,706       87.2     519,152        87.8     480,569        89.0
                                                 ---------  ---------  -----------  ---------  -----------  ---------
Other loans:
  Automobile financing.........................     25,399        4.4      26,121         4.4      21,936         4.1
  Mobile home..................................     25,899        4.5      26,185         4.4      22,885         4.2
  Business installment.........................     14,213        2.5      11,392         1.9       6,284         1.2
  Consumer installment.........................      2,053        0.4       2,798         0.5       2,621         0.5
  Other........................................      5,599        1.0       5,973         1.0       5,397         1.0
                                                 ---------  ---------  -----------  ---------  -----------  ---------
    Total other loans..........................     73,163       12.8      72,469        12.2      59,123        11.0
                                                 ---------  ---------  -----------  ---------  -----------  ---------
    Total loans................................    572,869      100.0     591,621       100.0     539,692       100.0
Allowance for loan losses......................     (9,801)                (9,231)                 (8,033)
Net deferred loan origination costs (fees).....      1,445                  1,164                      55
                                                 ---------  ---------  -----------  ---------  -----------  ---------
    Total loans, net...........................  $ 564,513                583,554                 531,714
                                                 ---------  ---------  -----------  ---------  -----------  ---------
                                                 ---------  ---------  -----------  ---------  -----------  ---------
Mortgage loans by type of interest rate:
    Fixed......................................  $ 140,222       28.1     158,417        30.5     182,013        37.9
    Adjustable.................................    359,484       71.9     360,735        69.5     298,556        62.1
                                                 ---------  ---------  -----------  ---------  -----------  ---------
    Total mortgage loans.......................  $ 499,706      100.0     519,152       100.0     480,569       100.0
                                                 ---------  ---------  -----------  ---------  -----------  ---------
                                                 ---------  ---------  -----------  ---------  -----------  ---------

                                                       1994                   1993
                                               --------------------  ----------------------
                                                AMOUNT        %        AMOUNT         %
                                               ---------  ---------  -----------  ---------

Mortgage loans:
  Residential properties:
    One-to-four family......................... 322,477        66.7     290,728        65.0
    Multi-family...............................  23,651         4.9      19,196         4.3
  Commercial properties........................  66,410        13.7      78,049        17.5
  Construction and land........................  12,859         2.7       9,449         2.1
                                               ---------  ---------  -----------  ---------
    Total mortgage loans....................... 425,397        88.0     397,422        88.9
                                               ---------  ---------  -----------  ---------
Other loans:
  Automobile financing.........................  25,146         5.2      19,993         4.4
  Mobile home..................................  20,425         4.2      17,347         3.9
  Business installment.........................   4,277         0.9       3,981         0.9
  Consumer installment.........................   3,067         0.6       3,566         0.8
  Other........................................   5,005         1.1       4,702         1.1
                                               ---------  ---------  -----------  ---------
    Total other loans..........................  57,920        12.0      49,589        11.1
                                               ---------  ---------  -----------  ---------
    Total loans................................ 483,317       100.0     447,011       100.0
Allowance for loan losses......................  (9,402 )               (13,920)
Net deferred loan origination costs (fees).....    (836 )                (2,019)
                                               ---------  ---------  -----------  ---------
    Total loans, net........................... 473,079                 431,072
                                               ---------  ---------  -----------  ---------
                                               ---------  ---------  -----------  ---------
Mortgage loans by type of interest rate:
    Fixed...................................... 202,027        47.5     264,666        66.6
    Adjustable................................. 223,370        52.5     132,756        33.4
                                               ---------  ---------  -----------  ---------
    Total mortgage loans....................... 425,397       100.0     397,422       100.0
                                               ---------  ---------  -----------  ---------
                                               ---------  ---------  -----------  ---------

    The following table sets forth the contractual maturity or period to repricing of the loan portfolio at December 31, 1997. The table does not include estimated prepayments but does include scheduled repayments of principal. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change or the scheduled maturity, whichever is earlier. Management believes that the actual period to repricing will be shorter than indicated in the table as a result of prepayments, although prepayments tend to be highly dependent on interest rate levels.

                                                                         ONE TO     THREE TO     FIVE TO
                                                            LESS THAN     THREE       FIVE         TEN      OVER TEN
                                                             ONE YEAR     YEARS       YEARS       YEARS       YEARS       TOTAL
                                                            ----------  ---------  -----------  ---------  -----------  ---------
                                                                                       (IN THOUSANDS)
Mortgage loans:
  Residential.............................................  $  228,747     75,149      24,233      29,261      56,030     413,420
  Commercial..............................................      34,143     13,937      17,652       8,792       2,027      76,551
  Construction and land...................................       6,628      2,186         666         146         109       9,735
                                                            ----------  ---------  -----------  ---------  -----------  ---------
    Total mortgage loans..................................     269,518     91,272      42,551      38,199      58,166     499,706
Other loans...............................................      27,279     17,576       9,826       8,053      10,429      73,163
                                                            ----------  ---------  -----------  ---------  -----------  ---------
    Total loans...........................................  $  296,797    108,848      52,377      46,252      68,595     572,869
                                                            ----------  ---------  -----------  ---------  -----------  ---------
                                                            ----------  ---------  -----------  ---------  -----------  ---------

    The following table sets forth, by type of interest rate, the dollar volumes of all loans contractually due in, and with a period to repricing of, more than one year at December 31, 1997.

                                                                                         FLOATING OR
                                                                        PREDETERMINED    ADJUSTABLE
                                                                            RATES           RATES         TOTAL
                                                                        -------------  ---------------  ---------
                                                                                     (IN THOUSANDS)
Mortgage loans:
  Residential.........................................................   $    97,246         87,427       184,673
  Commercial..........................................................        13,651         28,757        42,408
  Construction and land...............................................         2,103          1,004         3,107
                                                                        -------------       -------     ---------
    Total mortgage loans..............................................       113,000        117,188       230,188
Other loans...........................................................        45,870             14        45,884
                                                                        -------------       -------     ---------
Total loans...........................................................   $   158,870        117,202       276,072
                                                                        -------------       -------     ---------
                                                                        -------------       -------     ---------

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

    The Company's commitments to originate residential mortgage loans are generally made for periods of up to 60 days from the date of approval. Longer commitment periods can be negotiated for special programs. Borrowers are offered the option to lock in the rate at the time of application or to lock in the rate in effect up to five days prior to the closing, depending on the mortgage program selected. Outstanding residential mortgage loan commitments, including construction loans on pre-sold homes and unadvanced home equity lines of credit, totaled $58.9 million at December 31, 1997.

    The Company's loan-to-value policy, for owner occupied one-to-four family residences, is generally to lend up to 95% of the sales price or appraised value, whichever is less. Private mortgage insurance is generally required on mortgages with loan-to-value ratios above 80%. Acceptable loan-to-value ratios decrease for larger loans. The actual loan-to-value ratios and amounts are determined by secondary market investor guidelines and market conditions. On non-owner occupied residential properties, the Company generally makes loans of up to 75% of the sales price or appraised value, whichever is less. These loans are amortized with principal and interest due on a monthly basis. Residential mortgage loans are underwritten and approved to be held in the Company's own loan portfolio or to be sold to investors in the secondary market. Typically, the Company holds in its portfolio adjustable rate and short-term balloon mortgages which have a contractual maturity of up to 30 years.

    As a result of selling mortgage loans in the secondary market while retaining the related servicing rights, the Company serviced $51.7 million in primarily fixed-rate mortgage loans for investors at December 31, 1997, for which the Company is paid a servicing fee. The Company is an approved seller/ servicer for Fannie Mae and an approved seller to the State of New York Mortgage Agency ("SONYMA"), and also participates in selected private secondary market programs.

COMMERCIAL AND CONSTRUCTION MORTGAGE LENDING

    Commercial mortgage loans originated directly by the Company generally require a primary and secondary source of repayment, a net cash flow of at least
1.2 times debt service payments, and a loan-to-value ratio not greater than 70%.

    The Company's construction mortgage loans are primarily originated for one-to-four family owner occupied residences, multi-family properties and, to a lesser extent, owner occupied commercial properties. Construction loans on pre-sold homes, which are classified in the Company's one-to-four family residential mortgage portfolio, totaled $40.6 million at December 31, 1997, while other construction and land loans totaled $9.7 million. Loan-to-value ratios vary by property type with residential construction not exceeding 80% and multi-family and commercial construction not exceeding 70%. In most cases, the Company continues as the permanent mortgage lender after construction is completed. Construction loans originated are usually for an initial term of 12 months after which the loan may be converted into a permanent loan providing for principal and interest payments. Disbursements are made during the construction period based on the percentage of work completed as determined by qualified inspectors.

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

                                                               1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Mortgage loans at beginning of year.......................  $  519,152    480,569    425,397    397,422    346,870
Loans originated..........................................     146,529    183,873    143,877    165,946    150,995
Loan prepayments..........................................    (104,199)   (75,725)   (40,415)   (47,639)   (41,868)
Other payments............................................     (46,444)   (49,844)   (33,736)   (33,268)   (38,380)
Loans sold................................................     (11,755)   (11,446)   (12,259)   (49,942)   (11,535)
Charge-offs...............................................      (1,535)    (1,286)    (2,135)    (5,925)    (3,194)
Other activity, net (including transfers to other real
  estate).................................................      (2,042)    (6,989)      (160)    (1,197)    (5,466)
                                                            ----------  ---------  ---------  ---------  ---------
Mortgage loans at end of year.............................  $  499,706    519,152    480,569    425,397    397,422
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------

    CONSUMER LENDING

    In recent years, the Company has increased its emphasis on the origination of consumer loans. These loans generally have shorter terms and higher rates of interest. The Company offers a variety of consumer loans, including personal loans, credit cards, home equity lines of credit, fixed rate home equity loans, home improvement loans, mobile home loans, passbook or certificate account loans, automobile loans and student loans. The Company ceased originating indirect automobile loans effective October 1997.

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

    LOAN INTEREST RATES AND FEES

    The interest rates charged by the Company on its loans are primarily determined through the use of financial modeling to ensure appropriate returns, as well as consideration of: competitive rates being offered in its market area; the availability of lendable funds; the Company's cost of funds; the demand for loans and portfolio concentration considerations. The Company's average interest rate earned on its loan portfolio was 8.95% for the year ended December 31, 1997, as compared to 8.84% for the year ended December 31, 1996.

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

    Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:

                                                                      1997       1996       1995       1994       1993
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of year......................................  $   9,231      8,033      9,402     13,920     15,161
Provision charged to operations...................................      1,975      2,300        600      1,500      2,000
Loans charged-off:
  Mortgage loans:
    Residential...................................................     (1,161)      (954)      (376)    (1,259)      (812)
    Commercial....................................................       (292)      (332)      (593)    (4,391)    (1,078)
    Construction and land.........................................        (82)    --         (1,166)      (275)    (1,304)
  Other loans:
    Consumer......................................................       (404)      (267)      (219)      (235)      (257)
    Commercial....................................................     --             (5)       (30)       (57)       (28)
                                                                    ---------  ---------  ---------  ---------  ---------
      Total charge-offs (1).......................................     (1,939)    (1,558)    (2,384)    (6,217)    (3,479)
                                                                    ---------  ---------  ---------  ---------  ---------
Recoveries:
  Mortgage loans:
    Residential...................................................        130         54         84         12         48
    Commercial....................................................        107        106         80         28        110
    Construction and land.........................................        200        217        189         37         10
  Other loans:
    Consumer......................................................         80         50         56         71         49
    Commercial....................................................         17         29          6         51         21
                                                                    ---------  ---------  ---------  ---------  ---------
      Total recoveries............................................        534        456        415        199        238
                                                                    ---------  ---------  ---------  ---------  ---------
Net charge-offs...................................................     (1,405)    (1,102)    (1,969)    (6,018)    (3,241)
                                                                    ---------  ---------  ---------  ---------  ---------
Balance at end of year............................................  $   9,801      9,231      8,033      9,402     13,920
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
Ratio of net charge-offs to average loans outstanding during the
  year............................................................       0.24%      0.20%      0.38%      1.29%      0.79%
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes $3.9 million in 1994 applicable to bulk sales of non-performing mortgage loans and other mortgage loans with relatively high credit risk.

    The following table sets forth the allocation of the Company's allowance for loan losses by category of loans at December 31 for each of the past five years. The amount allocated to any category should not be interpreted as being restricted to loans in that category, as the entire allowance is available to absorb charge-offs in any category. In addition, the amount allocated to each category is not an indication of expected future charge-offs in that category. The allowance for loan losses consists of allocations for estimated losses on individual non-performing and other classified loans in the Company's portfolio, as well as a portion based on the Company's past loss experience, overall risk characteristics, and management's assessment of current economic and real estate market conditions.

                                                                         1997       1996       1995       1994       1993
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                                          (IN THOUSANDS)
Mortgage loans:
  Residential........................................................  $   5,302      4,639      1,678      3,706      4,354
  Commercial and other...............................................      2,673      2,953      5,448      4,870      8,662
Other loans..........................................................      1,826      1,639        907        826        904
                                                                       ---------  ---------  ---------  ---------  ---------
  Total allowance for loan losses....................................  $   9,801      9,231      8,033      9,402     13,920
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------  ---------

    See "Asset Quality" beginning on page 29 for further information concerning the Company's asset quality, including a table summarizing non-performing assets and other information for each of the past five years.

SECURITIES

    The Company has authority to invest in a variety of debt securities rated AA or better and in limited amounts of equity securities. Securities purchased by the Company conform to the statutory requirements of the New York State Banking Law, the rules and regulations of the FDIC and the FRB's policy on investments. The Company can invest in securities such as United States Treasury obligations, securities of various government agencies, mortgage-backed securities, corporate obligations, municipal obligations, and a limited amount of preferred and common stock.

    Management recommends and implements the Company's investment policy, subject to approval by the Board of Directors. The implementation of the policy is monitored and reviewed by the Board of Directors at its regularly scheduled meetings.

    Securities are classified as held to maturity securities, trading securities, or available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities held to maturity are limited to debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available for sale. At December 31, 1997, the carrying values of securities available for sale totaled $110.1 million and securities held to maturity totaled $131.3 million.

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

    The following table summarizes the amortized cost and fair value of the Company's securities as of December 31:

                                                                1997                    1996                    1995
                                                        ---------------------  ----------------------  ----------------------
                                                        AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                           COST       VALUE       COST        VALUE       COST        VALUE
                                                        ----------  ---------  -----------  ---------  -----------  ---------

                                                                                   (IN THOUSANDS)
Securities available for sale:
  Debt securities:
    United States Treasury and agencies...............  $   72,520     72,646      86,860      86,883      47,458      47,863
    Mortgage-backed securities........................      30,157     31,136      41,640      42,885      43,462      44,835
    Corporate and other...............................       1,095      1,125       3,190       3,242       9,704       9,904
                                                        ----------  ---------  -----------  ---------  -----------  ---------
      Total debt securities...........................     103,772    104,907     131,690     133,010     100,624     102,602
Equity securities.....................................       5,127      5,157       4,786       4,782       4,351       4,299
                                                        ----------  ---------  -----------  ---------  -----------  ---------
      Total securities available for sale.............     108,899    110,064     136,476     137,792     104,975     106,901
Securities held to maturity:
  Mortgage-backed securities..........................     131,299    131,660      72,614      72,315      40,148      40,386
                                                        ----------  ---------  -----------  ---------  -----------  ---------
      Total securities................................  $  240,198    241,724     209,090     210,107     145,123     147,287
                                                        ----------  ---------  -----------  ---------  -----------  ---------
                                                        ----------  ---------  -----------  ---------  -----------  ---------

    Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of the securities. The Company principally purchases adjustable rate securities (which generally are classified as available for sale) and five- and seven-year balloon payment securities and seasoned 15 year mortgage-backed securities (which generally are classified as held to maturity). Balloon payment securities, which have an expected average life of approximately two to four years, generally provide for principal amortization based on a thirty-year amortization schedule, with a balloon payment of the remaining principal at the end of a five- or seven-year period.

    The following table summarizes the amortized cost and fair value of the Company's mortgage-backed securities at December 31:

                                                                 1997                    1996                    1995
                                                         ---------------------  ----------------------  ----------------------
                                                         AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                            COST       VALUE       COST        VALUE       COST        VALUE
                                                         ----------  ---------  -----------  ---------  -----------  ---------

                                                                                    (IN THOUSANDS)
Available for sale:
  Fannie Mae certificates..............................  $   18,140     18,573      25,591      26,288      26,335      27,053
  Freddie Mac certificates.............................      12,017     12,563      16,049      16,597      17,127      17,782
                                                         ----------  ---------  -----------  ---------  -----------  ---------
    Total available for sale...........................      30,157     31,136      41,640      42,885      43,462      44,835
                                                         ----------  ---------  -----------  ---------  -----------  ---------
Held to maturity:
    Fannie Mae certificates............................      73,185     73,465      41,202      40,938      18,232      18,328
    Freddie Mac certificates...........................      58,114     58,195      31,412      31,377      21,916      22,058
                                                         ----------  ---------  -----------  ---------  -----------  ---------
      Total held to maturity...........................     131,299    131,660      72,614      72,315      40,148      40,386
                                                         ----------  ---------  -----------  ---------  -----------  ---------
      Total mortgage-backed securities.................  $  161,456    162,796     114,254     115,200      83,610      85,221
                                                         ----------  ---------  -----------  ---------  -----------  ---------
                                                         ----------  ---------  -----------  ---------  -----------  ---------

    The following table sets forth the amortized cost and weighted average yields of the Company's debt securities at December 31, 1997, by type of security and by remaining term to maturity. With respect to mortgage-backed securities, the table is based on contractual maturities and does not include estimated prepayments or scheduled repayments of principal. Management believes that the actual maturities will be substantially shorter than indicated as a result of prepayments and scheduled repayments, although prepayments tend to be highly dependent on interest rate levels.

                                                                       AFTER ONE   AFTER FIVE
                                                                       YEAR BUT     YEARS BUT
                                                            WITHIN      WITHIN       WITHIN        AFTER
                                                           ONE YEAR   FIVE YEARS    TEN YEARS    TEN YEARS     TOTAL
                                                           ---------  -----------  -----------  -----------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
Fannie Mae certificates..................................  $     265      14,018       44,820       32,222      91,325
Freddie Mac certificates.................................      4,078      12,199       26,869       26,985      70,131
                                                           ---------  -----------  -----------  -----------  ---------
Total....................................................  $   4,343      26,217       71,689       59,207     161,456
                                                           ---------  -----------  -----------  -----------  ---------
Weighted average yield...................................       6.14%       7.09%        6.95%        7.35%       7.10%
                                                           ---------  -----------  -----------  -----------  ---------
                                                           ---------  -----------  -----------  -----------  ---------
Other debt securities:
U.S. Treasury and agencies...............................  $  15,758      56,762       --           --          72,520
Corporate and other......................................        746         349       --           --           1,095
                                                           ---------  -----------  -----------  -----------  ---------
Total....................................................  $  16,504      57,111       --           --          73,615
Weighted average yield...................................       5.81%       6.31%      --           --            6.20%
                                                           ---------  -----------  -----------  -----------  ---------
                                                           ---------  -----------  -----------  -----------  ---------

DEPOSITS

    Deposits are the Company's principal source of funds. The Company attracts deposits from the general public and small businesses by offering a variety of deposit accounts at competitive rates. The

Company's deposit accounts include passbook and statement savings accounts, personal and commercial checking accounts, money market accounts, NOW accounts, savings certificate accounts ("time deposits") and club accounts. The Company also offers tax deferred retirement savings accounts and savings certificate accounts of $100,000 or more ("jumbo certificates"). At December 31, 1997, the Company had $55.5 million in jumbo certificates, compared to $52.6 million at December 31, 1996 and $50.3 million at December 31, 1995. The Company does not solicit or accept brokered deposits.

    At December 31, 1997, the dollar amount of jumbo certificates by remaining maturity dates and the weighted average interest rates were as follows:

                                                                                  WEIGHTED
MATURITY                                                             AMOUNT     AVERAGE RATE
------------------------------------------------------------------  ---------  ---------------
                                                                      (DOLLARS IN THOUSANDS)
Under 90 days.....................................................  $  14,730          5.62%
90 to 179 days....................................................      8,915          5.40
180 days to 1 year................................................     11,814          5.48
1 to 2 years......................................................      9,159          5.78
2 to 3 years......................................................      1,491          5.97
3 to 5 years......................................................      8,607          6.15
Over 5 years......................................................        758          6.02
                                                                    ---------           ---
Total.............................................................  $  55,474          5.68%
                                                                    ---------           ---
                                                                    ---------           ---

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

    Fixed rate, fixed term certificate of deposit accounts are a significant source of funds for the Company. At December 31, 1997, certificate accounts amounted to $337.5 million or 46.2% of total interest-bearing deposits, compared to $372.7 million or 50.6% at December 31, 1996 and $347.5 million or 57.4% at December 31, 1995. Certificates offered by the Company have maturities of 32 days or more, impose a minimum balance requirement of $1,000, and pay interest compounded on a daily basis.

    Savings deposits amounted to $148.6 million or 20.3% of the Company's total interest-bearing deposits at December 31, 1997, compared to $169.4 million or 23.0% at December 31, 1996 and $154.4 million or 25.5% at December 31, 1995. Savings deposits primarily consist of passbook savings accounts and statement savings accounts. Passbook and other savings accounts amounted to $99.1 million or 13.6% of the Company's total interest-bearing deposits at December 31, 1997, compared to $115.6 million or 15.7% at December 31, 1996 and $104.1 million or 17.2% at December 31, 1995. Passbook savings offered by the Company credit interest monthly, compounded on a daily basis, to accounts with a minimum average daily balance of $100. In 1994, the Company introduced a tiered statement savings account. The first tier has a minimum balance of $500 and earns interest if the account maintains a minimum average balance of $500 for the month. The second tier has a minimum balance of $25,000 and earns interest at a higher rate if the account maintains a minimum average balance of $25,000 for the month. There is a service charge incurred if the daily average balance falls below $500. Interest on all statement savings accounts is compounded daily and credited monthly. Statement savings accounts amounted to $49.5 million or 6.8% of the Company's total interest-bearing deposits at December 31, 1997, compared to $53.8 million or 7.3% at December 31, 1996 and $50.4 million or 8.3% at December 31, 1995.

    The Company offers negotiable order of withdrawal ("NOW") accounts with unlimited check writing privileges. The minimum initial deposit required is $1,000. There is a service charge incurred if the daily average balance for the month falls below $1,000. Interest is compounded daily and credited at the end of the month, at the current rate determined by the Company, on accounts that have maintained a minimum average balance of $1,000. NOW accounts amounted to $19.5 million or 2.7% of the Company's total interest-bearing deposits at December 31, 1997, compared to $24.8 million or 3.4% at December 31, 1996 and $22.8 million or 3.8% at December 31, 1995.

    The Company also offers a tiered money market account with limited check writing privileges. The first tier has a minimum balance of $2,500 and earns interest at the Company's money market rate if the account maintains a minimum average balance of $2,500 for the month. The second tier has a minimum balance of $25,000 and earns interest at a higher money market rate if the account maintains a minimum average balance of $25,000 for the month. There is a service charge incurred if the daily average balance falls below $2,500. Interest on all money market accounts is compounded daily and credited monthly. Money market accounts amounted to $225.3 million or 30.8% of the Company's total interest-bearing deposits at December 31, 1997, compared to $169.7 million or 23.0% at December 31, 1996 and $80.3 million or 13.3% at December 31, 1995.

    In 1995, the Company introduced its first relationship banking product, Premier Banking(SM). Premier Banking requires a minimum average balance of $1,500 in a noninterest-bearing checking account and offers higher rates on certain money market and certificate of deposit accounts, as well as reduced rates on a home equity line of credit. In addition, various other services are free, including traveler's cheques, official checks and money orders. The deposit balances discussed above include Premier Banking accounts totaling $260.3 million at December 31, 1997, compared to $156.3 million at December 31, 1996 and $58.1 million at December 31, 1995.

    The following table presents the Company's interest-bearing deposits and related weighted average interest rates at December 31:

                                                                   1997                   1996                   1995
                                                           ---------------------  ---------------------  ---------------------
                                                             AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                                                           ----------  ---------  ----------  ---------  ----------  ---------

                                                                                 (DOLLARS IN THOUSANDS)
NOW accounts.............................................  $   19,475       1.73% $   24,829       1.76% $   22,814       1.99%
Savings accounts.........................................     148,592       3.53     169,358       3.47     154,425       3.54
Money market accounts....................................     225,295       5.15     169,665       5.02      80,347       5.26
                                                           ----------        ---  ----------        ---  ----------        ---
                                                              393,362       4.37     363,852       4.08     257,586       3.94
                                                           ----------        ---  ----------        ---  ----------        ---
Time deposits by remaining contractual term:
  One year or less.......................................     259,708       5.33     282,498       5.22     270,992       5.63
  One to two years.......................................      43,730       5.64      56,404       5.70      42,027       5.88
  Two to three years.....................................       9,733       5.89      11,291       5.79      10,810       5.62
  Three to five years....................................      21,735       6.15      17,132       6.06      10,443       5.99
  Over five years........................................       2,547       5.92       5,402       6.52      13,198       6.29
                                                           ----------        ---  ----------        ---  ----------        ---
                                                              337,453       5.45     372,727       5.37     347,470       5.70
                                                           ----------        ---  ----------        ---  ----------        ---
Total interest-bearing deposits..........................  $  730,815       4.87% $  736,579       4.73% $  605,056       4.95%
                                                           ----------        ---  ----------        ---  ----------        ---
                                                           ----------        ---  ----------        ---  ----------        ---

    The Company also offers noninterest-bearing demand deposit accounts which include personal and business checking. Personal checking and business checking requires a minimum initial deposit of $10 and $100, respectively. Demand deposits amounted to $67.8 million at December 31, 1997 compared to $57.6 million at December 31, 1996 and $52.0 million at December 31, 1995.

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

OTHER SOURCES OF FUNDS

    Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. Pawling is a member of the FHLBNY and, at December 31, 1997, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $99.3 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources in 1997, 1996 and 1995, other than short-term purchases of federal funds from the FHLBNY during 1996.

INCOME TAXES

    With certain exceptions, the Company is generally taxed in the same manner as other corporations. Progressive and Pawling file a consolidated federal income tax return on a calendar year basis, eliminating intercompany transactions in the computation of consolidated taxable income.

    Under applicable provisions of the Internal Revenue Code of 1986 (the "Code") as amended, Pawling, as a savings institution, has benefited from provisions of the Code permitting it to take deductions for reasonable annual additions to tax bad debt reserves. There have been historically two methods available to Pawling for computation of the bad debt deduction: the "experience" method and the "percentage of taxable income" method. Certain amendments to the federal and New York State tax laws regarding bad debt deductions were enacted in July and August of 1996. The federal amendments include elimination of the percentage of taxable income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. Pawling previously established, and will continue to maintain, a deferred tax liability with respect to such excess federal reserves. The New York State amendments redesignate all of Pawling's state bad debt reserves as the base-year amount and also provide for future additions to the base-year reserve using the percentage of taxable income method.

    Under the federal tax legislation, Pawling's base-year federal tax bad debt reserves of $8.8 million (accumulated prior to 1988) are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if Pawling pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. In accordance with SFAS No. 109, Pawling has not established a deferred tax liability for its base-year federal tax bad debt reserves, as management does not anticipate engaging in any transactions that would cause such reserves to be recaptured. Under the present federal tax laws, consummation of the proposed merger with Hudson Valley will not result in recapture of Pawling's federal base-year reserves. The unrecognized deferred tax liability was approximately $3.0 million at December 31, 1997.

    The New York State legislation preserves the use of the percentage of taxable income bad debt deduction equal to 32.0% of Pawling's New York State taxable income, which is comparable to the deduction permitted under the prior state tax law. The legislation also provides for a floating base year, which allows Pawling to switch from the percentage of taxable income method to the experience method without recapture of any reserve. Pawling's base-year state tax bad debt reserves were approximately $27.5 million at December 31, 1997.

    Generally, New York State tax law has requirements similar to the aforementioned federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the 1996 legislation, New York continues to require that Pawling maintain its thrift institution charter and hold at least 60.0% of its assets in specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). Management expects that Pawling will continue to meet these requirements up to the time of the proposed merger with Hudson Valley. Accordingly, in accordance with SFAS No. 109, the related state deferred tax liability of approximately $1.9 million (net of federal tax effect) has not been recognized. Consummation of the proposed merger of Pawling into Hudson Valley, however, would result in the recapture of Pawling's state base-year reserve and the recognition of the resulting tax liability as a charge to income tax expense in the financial statements of the combined company.

ITEM 2. PROPERTIES

    The Company presently has a network of 18 branch offices located in Dutchess, Sullivan, Orange, Putnam, Ulster, Rockland and Westchester counties. Ten of these buildings are owned and 8 are leased. The Company is planning to open the Somers Financial Resource Center during the second quarter of 1998. The Company also owns its Administrative Headquarters and leases two loan origination offices. Facilities are generally leased for a period of 5 to 20 years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Company.

    The following are the locations of the Company's offices:

Administrative                 Pawling Branch(1)              North Salem Branch(2)
Headquarters(1)                Route 22                       Cors. Route 116 & 124
1301 Route 52                  Pawling, New York              North Salem, New York
Fishkill, New York

Ellenville Branch(1)           Liberty Branch(1)              Fishkill Branch(1)
80 North Main Street           Route 52                       Route 9
Ellenville, New York           Liberty, New York              Fishkill, New York

Village Branch(1)              Millbrook Branch(2)            Newburgh Branch(1)
11 West Main Street            Cors. Route 44 & 82            200 Stony Brook Court
Pawling, New York              Millbrook, New York            Newburgh, New York

Dover Plains Branch(2)         Monticello Branch(1)           Red Hook Branch(2)21 South
Route 22                       Route 42                       Broadway
Dover Plains, New York         Monticello, New York           Red Hook, New York

Brewster Branch(3)             Roscoe Branch(1)               Harriman Loan Center(2)
Route 22                       13 Broad Street                Triangle Plaza--Suite 19
Brewster, New York             Roscoe, New York               Harriman, New York

LaGrange Branch(3)             Poughkeepsie Branch(2)         White Plains Loan Center(2)
Route 55                       4 Jefferson Place              70 West Red Oak Lane
LaGrange, New York             Poughkeepsie, New York         White Plains, New York

Chestnut Ridge Branch(1)       Wesley Hills Branch(2)         Mount Kisco Financial
770 Chestnut Ridge Road        455 Route 306                  Center(2)
Chestnut Ridge, New York       Wesley Hills, New York         251 E. Main Street
                                                              Mount Kisco, New York 10549

Somers Financial Center(2)
Somers Town Centre
Somers, New York

------------------------

(1) Owned

(2) Leased

(3) Building owned/land leased

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings which may have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1997, there were no matters submitted to a vote of shareholders of Progressive.

                               EXECUTIVE OFFICERS

    Peter Van Kleeck Age: 63

    Mr. Van Kleeck is President and CEO of both Progressive Bank, Inc. and Pawling Savings Bank.

    Robert A. Gabrielsen Age: 39

    Mr. Gabrielsen is Executive Vice President and Chief Financial Officer of Pawling Savings Bank and Treasurer of Progressive Bank, Inc.

    Robert Apple Age: 42

    Mr. Apple serves as Legal Counsel for both Pawling Savings Bank and Progressive Bank, Inc. He is Vice President of Progressive Bank, Inc. and has been employed by Progressive Bank, Inc. since 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  SHAREHOLDER MATTERS

    COMMON STOCK

    The common stock of Progressive Bank, Inc. is traded on the Nasdaq National Market System under the symbol PSBK. The approximate number of registered shareholders was 1,010 at December 31, 1997.

    The high and low sales prices of the Company's common stock as listed on the Nasdaq National Market System for each quarterly period during the past two years were as follows:

                                    1997                                        HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $   25.25      22.75
Second Quarter..............................................................      31.50      23.38
Third Quarter...............................................................      38.00      27.00
Fourth Quarter..............................................................      39.75      32.63


                                    1996                                        HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $   19.67      17.17
Second Quarter..............................................................      20.17      17.50
Third Quarter...............................................................      21.33      18.50
Fourth Quarter..............................................................      24.00      20.67

    These quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

    A quarterly cash dividend of $0.17 per common share was paid in each quarter of 1997. Quarterly cash dividends of $0.13 per common share were declared and paid in each quarter of 1996.

    The 1996 high and low sales prices and the 1996 quarterly dividends give retroactive effect to the three-for-two stock split completed in December 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                      1997       1996       1995       1994       1993
                                                                    ---------  ---------  ---------  ---------  ---------

                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
  Total assets....................................................  $ 883,494    875,180    743,214    696,292    633,917
  Loans, net......................................................    564,513    583,554    531,714    473,079    431,072
  Securities, net.................................................    241,363    210,406    147,049    127,680    152,431
  Deposits........................................................    798,593    794,201    657,012    624,329    562,093
  Shareholders' equity............................................     78,479     72,542     68,658     65,940     63,821

OPERATIONS DATA
  Interest and dividend income....................................  $  68,755     65,848     55,501     50,247     50,281
  Interest expense................................................     34,743     33,849     27,692     21,177     21,237
                                                                    ---------  ---------  ---------  ---------  ---------
    Net interest income...........................................     34,012     31,999     27,809     29,070     29,044
  Provision for loan losses.......................................      1,975      2,300        600      1,500      2,000
                                                                    ---------  ---------  ---------  ---------  ---------
    Net interest income after provision for loan losses...........     32,037     29,699     27,209     27,570     27,044
  Other income(1).................................................      3,646      3,349      3,306        156      3,110
  Other expense(2)................................................     21,456     21,374     19,279     20,684     21,819
                                                                    ---------  ---------  ---------  ---------  ---------
    Income before income taxes and cumulative effect of changes
      in accounting principles....................................     14,227     11,674     11,236      7,042      8,335
  Income tax expense (benefit)(3).................................      5,595      2,353      4,450       (628)       911
                                                                    ---------  ---------  ---------  ---------  ---------
    Income before cumulative effect of changes
      in accounting principles....................................      8,632      9,321      6,786      7,670      7,424
  Cumulative effect of changes in accounting principles(4)........     --         --         --         --           (363)
                                                                    ---------  ---------  ---------  ---------  ---------
  Net income......................................................  $   8,632      9,321      6,786      7,670      7,061
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------

PER COMMON SHARE DATA(5)
  Earnings per share:(6)
    Basic.........................................................  $    2.26       2.38       1.67       1.78       1.61
    Diluted.......................................................       2.20       2.35       1.65       1.76       1.59
  Dividends declared(7)...........................................       0.68       0.53       0.43       0.25       0.10
  Book value......................................................      20.48      18.97      17.42      16.00      14.48

PERFORMANCE RATIOS
  Return on average assets(8).....................................       0.98%      1.09%      0.95%      1.15%      1.12%
  Return on average equity(8).....................................      11.46      13.11      10.04      11.65      11.63
  Net interest rate spread........................................       3.46       3.39       3.46       3.96       4.23
  Net interest margin.............................................       4.05       3.95       4.09       4.51       4.77

CAPITAL AND OTHER RATIOS
  Leverage capital ratio(9).......................................       7.98%      7.20%      9.08%      9.50%     10.07%
  Total risk-based capital ratio(9)...............................      15.79      14.78      17.30      18.41      17.66
  Shareholders' equity to total assets............................       8.88       8.29       9.24       9.47      10.07
  Ratio of non-performing loans to total loans(10)................       1.03       0.81       1.07       1.53       2.59
  Ratio of non-performing assets to total assets..................       0.74       0.81       0.83       1.39       3.03
  Ratio of allowance for loan losses to non-performing loans......     165.50     192.35     139.39     127.12     120.28

------------------------

 (1) The 1994 amount includes net losses of $2.5 million on sales of loans and available for sale securities.

 (2) The 1995 amount includes a provision for losses of $1.0 million and the 1996 amount reflects a credit of $1.0 million related to the Company's claim against Nationar. See note 9 to the consolidated financial statements.

 (3) The 1996 amount reflects a benefit of $2.4 million related to the settlement of audits of certain prior years' tax returns. The 1994 and 1993 amounts reflect benefits of $3.5 million and $2.6 million, respectively, for reductions in the valuation allowance for deferred tax assets. See note 10 to the consolidated financial statements.

 (4) Represents the net effect of changes in accounting for income taxes and postretirement benefits, effective January 1, 1993.

 (5) The additional common shares issued in the 1996 stock split are reflected in each years' per share data on a retroactive basis. Earnings per share amounts for all periods also reflect the adoption of Statement of Financial Accounting Standards No. 128. See notes 1 and 11 to the consolidated financial statements.

 (6) The 1993 basic and diluted earnings per share were $1.69 and $1.68, respectively, before the cumulative effect of changes in accounting principles.

 (7) The dividend payout ratio (dividends paid as a percentage of net income) was 30.13% for 1997, 22.40% for 1996, 26.02% for 1995, 14.15% for 1994 and
     6.23% for 1993.

 (8) Ratios are based on net income. For 1993, excluding the cumulative effect of accounting changes, the return on average assets was 1.17% and the return on average equity was 12.23%.

 (9) Represent Progressive's consolidated capital ratios.

(10) Non-performing loans include non-accrual loans and loans greater than 90 days past due and still accruing.

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

FINANCIAL CONDITION

    Total assets of the Company were $883.5 million at December 31, 1997 as compared to $875.2 million at December 31, 1996, an increase of $8.3 million or 1.0%.

    Total securities increased by $31.0 million consisting of a $58.7 million increase in securities held to maturity partially offset by a $27.7 million decrease in securities available for sale. The increase in securities held to maturity primarily reflects $87.0 million in purchases of fixed rate seven-year balloon and fifteen-year mortgage-backed securities, partially offset by principal paydowns of $28.1 million. The decrease in securities available for sale primarily reflects maturities, calls, and principal paydowns of $86.6 million, partially offset by $59.1 million in purchases of U.S. government agency debt securities and U.S. Treasury notes.

    Net loans totaled $564.5 million at December 31, 1997, compared to $583.6 million at December 31, 1996, a decrease of $19.0 million or 3.3%. The decrease primarily reflects increased competitive pressures and high levels of prepayments in 1997. The residential mortgage segment of the loan portfolio decreased $15.7 million or 3.7% (including secondary market loan sales of $11.8 million) from $429.2 million at December 31, 1996 to $413.4 million at December 31, 1997. The commercial mortgage segment of the loan portfolio decreased $4.6 million or 5.6%, from $81.1 million at December 31, 1996 to $76.6 million at December 31, 1997. The construction mortgage segment of the loan portfolio increased $864,000 or 9.7% from $8.9 million at December 31, 1996 to $9.7 million at December 31, 1997. Other loans increased $694,000 or 1.0% during 1997 from $72.5 million to $73.2 million.

    The $4.4 million increase in deposits during 1997 was primarily attributable to increases of $55.6 million in money market accounts and $10.2 million in demand deposits, partially offset by decreases of $35.3 million in time deposits, $20.8 million in savings accounts and $5.4 million in NOW accounts. The increases in money market accounts and demand deposits were primarily due to selective marketing and aggressive pricing of these deposit products.

    Shareholders' equity at December 31, 1997 was $78.5 million, an increase of $5.9 million or 8.2% from December 31, 1996. This increase primarily reflects net income of $8.6 million, partially offset by cash dividends of $2.6 million. Shareholders' equity, as a percent of total assets, was 8.88% at December 31, 1997 compared to 8.29% at December 31, 1996. Book value per share increased to $20.48 at December 31, 1997 from $18.97 at December 31, 1996.

ANALYSIS OF NET INTEREST INCOME

    The following table shows the Company's average consolidated balances, interest income and expense, and average rates for the years ended December 31:

                                                   1997                                 1996                           1995
                                    -----------------------------------  -----------------------------------  ----------------------
                                     AVERAGE                  AVERAGE     AVERAGE                  AVERAGE     AVERAGE
                                     BALANCE    INTEREST       RATE       BALANCE    INTEREST       RATE       BALANCE    INTEREST
                                    ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Mortgage loans(1)...............  $ 514,604      45,553         8.85%  $ 492,595      42,811         8.69%  $ 453,243      39,123
  Other loans(1)..................     74,065       7,159         9.67      66,585       6,594         9.90      58,623       5,683
  Mortgage-backed securities(2)...    134,450       9,033         6.72     107,858       7,380         6.84      81,088       5,124
  U.S. Treasury and agencies,
    corporate and other
    securities(2, 3)..............     87,149       5,459         6.26     112,067       7,121         6.35      51,185       3,513
  Federal funds sold and
    other(4)......................     28,603       1,551         5.42      30,218       1,942         6.43      35,182       2,058
                                    ---------  -----------         ---   ---------  -----------         ---   ---------  -----------
    Total interest-earning
      assets......................    838,871      68,755         8.20%    809,323      65,848         8.14%    679,321      55,501
Non-interest-earning assets.......     45,344                               44,861                               32,898
                                    ---------                            ---------                            ---------
    Total assets..................  $ 884,215                            $ 854,184                            $ 712,219
                                    ---------                            ---------                            ---------
                                    ---------                            ---------                            ---------
Interest-bearing liabilities:
  Time deposits...................  $ 353,085      18,983         5.38%  $ 380,845      20,773         5.45%  $ 336,781      18,456
  Other deposits(5)...............    379,627      15,760         4.15     330,374      13,025         3.94     251,471       9,236
  Other borrowings................     --          --           --             927          51         5.50      --          --
                                    ---------  -----------         ---   ---------  -----------         ---   ---------  -----------
Total interest-bearing
  liabilities.....................    732,712      34,743         4.74%    712,146      33,849         4.75%    588,252      27,692
Non-interest-bearing
  liabilities.....................     76,157                               70,966                               56,350
                                    ---------                            ---------                            ---------
    Total liabilities.............    808,869                              783,112                              644,602
Shareholders' equity..............     75,346                               71,072                               67,617
                                    ---------                            ---------                            ---------
    Total liabilities and
      shareholders' equity........  $ 884,215                            $ 854,184                            $ 712,219
                                    ---------                            ---------                            ---------
                                    ---------                            ---------                            ---------
Net earning balance...............  $ 106,159                            $  97,177                            $  91,069
                                    ---------                            ---------                            ---------
                                    ---------                            ---------                            ---------
Net interest income...............                 34,012                               31,999                               27,809
                                               -----------                          -----------                          -----------
                                               -----------                          -----------                          -----------
Interest rate spread(6,8).........                                3.46%                                3.39%
Net yield on interest-earning
  assets (margin)(7,8)............                                4.05%                                3.95%


                                      AVERAGE
                                       RATE
                                    -----------

Interest-earning assets:
  Mortgage loans(1)...............        8.63%
  Other loans(1)..................        9.69
  Mortgage-backed securities(2)...        6.32
  U.S. Treasury and agencies,
    corporate and other
    securities(2, 3)..............        6.86
  Federal funds sold and
    other(4)......................        5.85
                                           ---
    Total interest-earning
      assets......................        8.17%
Non-interest-earning assets.......

    Total assets..................

Interest-bearing liabilities:
  Time deposits...................        5.48%
  Other deposits(5)...............        3.67
  Other borrowings................      --
                                           ---
Total interest-bearing
  liabilities.....................        4.71%
Non-interest-bearing
  liabilities.....................

    Total liabilities.............
Shareholders' equity..............

    Total liabilities and
      shareholders' equity........

Net earning balance...............

Net interest income...............

Interest rate spread(6,8).........        3.46%
Net yield on interest-earning
  assets (margin)(7,8)............        4.09%

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

(8) Excluding the interest income on tax refund, the interest rate spread for the year ended December 31, 1996 was 3.33% and the net interest margin was 3.90%.

    The following table sets forth, for the years indicated, an analysis of changes in interest and dividend income, interest expense and net interest income resulting from changes in average balances ("volume") and changes in average rates ("rate"). Changes attributable to the combined effect of volume and rate have been allocated proportionately.

                                                      1997 COMPARED TO 1996             1996 COMPARED TO 1995
                                                       INCREASE (DECREASE)               INCREASE (DECREASE)
                                                 -------------------------------  ---------------------------------
                                                  VOLUME      RATE        NET       VOLUME       RATE        NET
                                                 ---------  ---------  ---------  -----------  ---------  ---------

                                                                (IN THOUSANDS)
Change in interest and dividend income:
  Mortgage loans...............................  $   1,938        804      2,742       3,418         270      3,688
  Other loans..................................        726       (161)       565         787         124        911
  Mortgage-backed securities...................      1,789       (136)     1,653       1,804         452      2,256
  U.S. Treasury and agencies, corporate
    and other securities.......................     (1,562)      (100)    (1,662)      3,887        (279)     3,608
  Federal funds sold and other.................       (100)      (291)      (391)       (307)        191       (116)
                                                 ---------        ---  ---------       -----   ---------  ---------
    Total change in interest and dividend
      income...................................      2,791        116      2,907       9,589         758     10,347
                                                 ---------        ---  ---------       -----   ---------  ---------
Change in interest expense:
  Time deposits................................     (1,496)      (294)    (1,790)      2,403         (86)     2,317
  Other deposits...............................      2,018        717      2,735       3,071         718      3,789
  Other borrowings.............................        (51)    --            (51)         51      --             51
                                                 ---------        ---  ---------       -----   ---------  ---------
    Total change in interest expense...........        471        423        894       5,525         632      6,157
                                                 ---------        ---  ---------       -----   ---------  ---------
Change in net interest income..................  $   2,320       (307)     2,013       4,064         126      4,190
                                                 ---------        ---  ---------       -----   ---------  ---------
                                                 ---------        ---  ---------       -----   ---------  ---------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

GENERAL

    The Company's net income for 1997 was $8.6 million or basic earnings per share of $2.26 and diluted earnings per share of $2.20, as compared to net income for 1996 of $9.3 million or basic earnings per share of $2.38 and diluted earnings per share of $2.35. The $689,000 or 7.4% decrease in net income was primarily the result of a $3.2 million increase in income tax expense, partially offset by a $2.0 million increase in net interest income.

NET INTEREST INCOME

    Net interest income increased $2.0 million, or 6.3%, to $34.0 million for 1997 compared to $32.0 million for 1996. The increase in net interest income for 1997 was primarily due to an increase in interest on loans, partially offset by an increase in interest expense on deposits. The Company's interest rate spread widened by 7 basis points in 1997, compared to 1996, primarily reflecting an increase in the average yield on interest-earning assets. The Company's net interest margin also widened by 10 basis points in the current period, primarily as a result of the change in the interest rate spread. The 1996 net interest margin and interest rate spread were lower than 1997 due to the temporary investment of the 1996 branch acquisition proceeds into securities until the funds were reinvested into higher yielding loans. The increase in the spread and the margin in 1997, compared to 1996, would have been greater without the impact of the interest on income tax refund recognized in 1996 as described in note 8 to the table on page 23.

    Interest on loans increased by $3.3 million, or 6.7%, primarily reflecting increases in the volume of outstanding loans. Average mortgage and other loans increased by $29.5 million during 1997.

    Interest on mortgage-backed securities increased $1.7 million, or 22.4%, primarily due to an increase in the average balance outstanding due to additional security purchases, partially offset by the decrease in the average yield.

    Interest and dividends on U.S. Treasury and agencies, corporate and other securities decreased by $1.7 million, primarily reflecting a lower average balance outstanding due to maturities and calls.

    Other interest income decreased $391,000, primarily reflecting interest income of $420,000 received in 1996 associated with refunds of certain prior years' federal income taxes.

    The increase in interest expense of $894,000 was due primarily to a $2.7 million increase in interest expense on other deposits, partially offset by a $1.8 million decrease in interest on time deposits. Interest expense on other deposits increased primarily due to a $49.3 million increase in the average balance of other deposits, primarily due to the increase in money market accounts. Interest expense on time deposits decreased primarily due to a $27.8 million decrease in the average balance of time deposits.

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

    The provision for loan losses was $2.0 million in 1997 as compared to $2.3 million in 1996. The allowance for loan losses represented 1.71% of total loans at December 31, 1997 compared to 1.56% a year earlier. Non-performing loans were $5.9 million, or 1.03% of total loans, at December 31, 1997 compared to $4.8 million, or 0.81% of total loans, at December 31, 1996.

    In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status. At December 31, 1997, slow paying loans amounted to $4.6 million as compared to $6.3 million at December 31, 1996.

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

OTHER INCOME

    Sources of other income include deposit and other service fees, net gain
(loss) on securities available for sale, net gain on sales of mortgage loans, and other non-interest income. Other income for 1997 increased by $297,000, or 8.9%, compared to 1996.

    Deposit service fees, the largest component of other income, decreased by $164,000, or 6.8%, to $2.2 million for 1997 from $2.4 million for 1996. Other service fees totaled $796,000 for 1997 compared to $660,000 for 1996. The increase in other service fees primarily reflects increased ATM service charges collected in 1997 due to a policy change implemented in mid-1996, partially offset by decreased VISA merchant income due to the outsourcing of the Company's merchant program in 1996.

    Net gain on securities available for sale was $15,000 for 1997 compared to a net realized loss of $199,000 for 1996. The net gain in 1997 reflects the gain on a security called prior to maturity. The net loss in 1996 primarily reflects the net realized loss on the sale of U.S. Treasury securities. There have been no sales of securities classified as held to maturity.

    Net gain on sales of mortgage loans was $277,000 for 1997 compared to $161,000 for 1996. Sales of mortgage loans in both years reflect the Company's current practice of selling substantially all newly originated fixed rate mortgage loans.

OTHER EXPENSE

    Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. Other expense increased by $82,000, or 0.4%, to $21.5 million for 1997 from $21.4 million for 1996. This reflects increases of $532,000 in other non-interest expense and $398,000 in the amortization of intangible assets, partially offset by a $772,000 decrease in the net cost of real estate and a $324,000 decrease in occupancy and equipment expense.

    Salaries and employee benefits, the largest component of other expense, increased by $248,000, or 2.3%, to $10.8 million for 1997 compared to $10.6 million for 1996. The increase primarily reflects normal merit and promotional salary increases.

    Occupancy and equipment expense decreased $324,000, or 10.7%, to $2.7 million for 1997 from $3.0 million for 1996, primarily due to a decrease in depreciation expense. Depreciation expense for 1996 includes depreciation of branch automation equipment that became fully depreciated in December 1996.

    The net cost of other real estate decreased $772,000 to $21,000 for 1997 from $793,000 for the previous year. The investment in other real estate properties (before the allowance for losses) decreased to $1.1 million at December 31, 1997 from $2.9 million at December 31, 1996. The lower costs in 1997 reflect a $525,000 decrease in the provision for losses on other real estate as a result of the decrease in the other real estate owned portfolio and management's assessment of the adequacy of the allowance for other real estate losses. The decrease in the net cost of other real estate also reflects a $385,000 increase in gains on sales of properties, partially offset by a $138,000 increase in net holding costs.

    Amortization of intangible assets totaled $1.4 million for 1997, compared to $1.0 million for 1996, primarily reflecting the amortization of the branch purchase premium for a full year in 1997 compared to approximately eight months in 1996.

    Other non-interest expense increased $532,000, or 8.9%, to $6.5 million for 1997 from $6.0 million for 1996. The increase primarily reflects a $1.0 million earnings credit recognized in 1996 for the settlement of the Company's Nationar claim, partially offset by a $542,000 decrease in foreclosure and collection expense in 1997 compared to 1996. Foreclosure and collection expense was higher in 1996 due to higher real estate taxes and other expenses on delinquent loans. Other non-interest expense for 1997 also reflects merger-related expenses of $286,000.

INCOME TAX EXPENSE

    Income tax expense for 1997 was $5.6 million or 39.3% of pre-tax income. For the year ended December 31, 1996, the Company recognized income tax expense of $2.4 million consisting of a provision of $4.8 million, or 41.1% of pre-tax income, less a federal benefit of $1.5 million and a state benefit of $941,000 relating to 1996 settlements with the tax authorities of audits of certain prior years' tax returns.

    The Company's net deferred tax assets were $5.9 million at December 31, 1997, compared to $6.1 million at December 31, 1996. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

GENERAL

    The Company's net income for 1996 was $9.3 million or basic earnings per share of $2.38 and diluted earnings per share of $2.35, as compared to net income for 1995 of $6.8 million or basic earnings per share of $1.67 and diluted earnings per share of $1.65. The $2.5 million or 37.4% increase in net income was primarily the result of a $4.2 million increase in net interest income and a $2.1 million decrease in income tax expense, partially offset by increases of $2.1 million in other expense and $1.7 million in the provision for loan losses.

NET INTEREST INCOME

    Net interest income increased $4.2 million, or 15.1%, to $32.0 million for 1996 compared to $27.8 million for 1995. The components of net interest income are interest and dividend income, which increased $10.3 million or 18.6%, and interest expense on deposits and other borrowings, which increased $6.2 million or 22.2%. The Company's interest rate spread narrowed by 7 basis points from 3.46% in 1995 to 3.39% in 1996, attributable to a 4 basis point increase in the cost of interest-bearing liabilities and a 3 basis point decrease in the average yield on interest-earning assets. The Company's net interest margin also narrowed in 1996, declining 14 basis points to 3.95% from 4.09% in 1995, primarily a result of the change in interest rate spread. The reductions in net interest margin and spread were primarily due to the temporary investment of net proceeds received in the acquisition of branches. The majority of these proceeds were temporarily placed into investment securities until the funds could be reinvested into higher yielding loans. Without the impact of interest on income tax refunds, as described in note 8 to the table on page 23, the spread and margin would have narrowed by an additional 6 and 5 basis points, respectively, compared to 1995.

    Interest on loans increased $4.6 million, or 10.3%, primarily reflecting increases in the volume of outstanding loans. Average mortgage and other loans increased by $47.3 million during 1996.

    Interest on mortgage-backed securities increased $2.3 million, or 44.0%, due to an increase of $26.8 million in the average balance outstanding and an increase of 52 basis points in the average yield earned on the portfolio. The higher yield was attributable to 1996 purchases of securities and upward adjustments on adjustable rate mortgage-backed securities.

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

OTHER INCOME

    Total other income remained relatively unchanged at $3.3 million for both 1996 and 1995.

    Deposit service fees, the largest component of other income, increased by $315,000, or 15.1%, to $2.4 million for 1996 from $2.1 million for 1995. This was primarily the result of an increase in retail checking account fees due to the acquisition of branches during the second quarter of 1996. Other service fees totaled $660,000 for 1996 compared to $620,000 for 1995.

    Net loss on securities available for sale was $199,000 for 1996 compared to a net gain of $349,000 for 1995. The net loss in 1996 primarily reflects the net realized loss on the sale of U.S. Treasury securities, while the net gain in 1995 primarily reflects the gain of $538,000 on the sale of equity securities in the fourth quarter. There have been no sales of securities classified as held to maturity.

    Net gain on sales of loans was $161,000 for 1996 compared to $67,000 for 1995. Sales of mortgage loans in both years reflect the Company's current practice of selling substantially all newly originated fixed rate mortgage loans with 20 and 30 year terms.

OTHER EXPENSE

    Total other expense increased by $2.1 million, or 10.9%, to $21.4 million for 1996 from $19.3 million for 1995. This reflects amortization of intangible assets in 1996, as well as increases in salaries and employee benefits expense, net cost of other real estate, and occupancy and equipment expense. These factors were partially offset by a decrease in other non-interest expense.

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

    Other non-interest expense decreased $1.6 million, or 20.7%, to $6.0 million for 1996 from $7.5 million for 1995. The decrease in other non-interest expense was primarily attributable to adjustments related to the Company's claim against Nationar, a check-clearing and trust company which was seized by the New York State Superintendent of Banks in February 1995. At that time, the Company had approximately $3.6 million in federal funds sold and other deposits invested with Nationar. Based on management's concerns about the probability of fully collecting this balance, a provision for losses of $1.0 million was recognized in other non-interest expense for 1995. In June and December 1996, the Company received cash distributions which fully satisfied its claim and, accordingly, the valuation allowance was reversed in the fourth quarter of 1996 as a credit to other non-interest expense. See note 9 to the consolidated financial statements for additional information.

    Excluding the effect of the Nationar adjustments, other non-interest expense increased by $445,000 in 1996 compared to 1995, primarily reflecting increases in professional and outside service fees, foreclosure and collection expense, and other operating costs, partially offset by a decrease in FDIC insurance expense. Professional and outside service fees increased by $359,000, primarily due to increased ATM fees due to additional ATM's in service in 1996 as well as increased loan processing fees as a result of increased lending activity. Foreclosure and collection expense increased by $340,000, primarily reflecting additional real estate taxes and other expenses on delinquent loans. Accruals for real estate taxes were made in 1996 in response to new procedures adopted by certain local municipalities which accelerated the foreclosure process when real estate taxes are delinquent. FDIC deposit insurance and related costs decreased by $719,000 in 1996 compared to 1995, as a result of a further reduction in premium rates effective January 1, 1996.

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

ASSET QUALITY

    Non-performing assets are principally comprised of non-performing loans (non-accrual loans and loans greater than 90 days past due and still accruing) and other real estate properties. The Company's policy is to place a loan on non-accrual status with respect to interest income recognition when collection of the interest is uncertain. Generally, this occurs when principal or interest payments are 90 days or more past due, although interest accruals may continue in limited situations when loans are adequately secured and in the process of collection. The classification of a loan as non-accruing does not necessarily indicate that the principal and interest ultimately will be uncollectible. The Company's historical experience indicates that a portion of assets so classified will eventually be recovered. All non-performing loans are in various stages of workout, settlement or foreclosure. Other real estate includes properties acquired through foreclosure or deed in lieu of foreclosure.

    At December 31, 1997, non-performing assets totaled $6.5 million, or 0.74% of total assets, compared to $7.1 million, or 0.81% of total assets, at December 31, 1996. The $541,000 or 7.7% decrease in non-performing assets in 1997 consisted of a $1.7 million decrease in other real estate properties, partially offset by a $1.1 million increase in non-performing loans. The decrease in other real estate consists primarily of a decrease in commercial properties of $1.5 million (before the allowance for losses). The increase in non-performing loans was primarily attributable to a $1.5 million increase in non-accrual construction and land loans.

    The following table sets forth information with respect to non-performing assets, the allowance for loan losses, and certain asset quality ratios at or for the years ended December 31:

                                                 1997       1996       1995       1994       1993
                                               ---------  ---------  ---------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS)
Non-performing loans:
  Mortgage loans:
    Residential properties...................  $   3,556      3,769      2,559      1,636      4,020
    Commercial properties....................        568        714      2,591      3,009      5,457
    Construction and land....................      1,722        215        593      2,736      2,028
                                               ---------  ---------  ---------  ---------  ---------
                                                   5,846      4,698      5,743      7,381     11,505
  Other loans................................         76        101         20         15         68
                                               ---------  ---------  ---------  ---------  ---------
    Total non-performing loans(1)............      5,922      4,799      5,763      7,396     11,573
Other real estate, net.......................        606      2,270        405      2,265      7,609
                                               ---------  ---------  ---------  ---------  ---------
  Total non-performing assets................  $   6,528      7,069      6,168      9,661     19,182
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------
Allowance for loan losses
at end of year...............................  $   9,801      9,231      8,033      9,402     13,920
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------
Ratios:
  Allowance for loan losses to:
    Non-performing loans.....................     165.50%    192.35%    139.39%    127.12%    120.28%
    Total loans..............................       1.71       1.56       1.49       1.95       3.11
  Non-performing loans to total loans........       1.03       0.81       1.07       1.53       2.59
  Non-performing assets to total assets......       0.74       0.81       0.83       1.39       3.03
  Net charge-offs to average loans...........       0.24       0.20       0.38       1.29       0.79
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes loans on non-accrual status of $5.8 million, $4.6 million, $5.6 million, $7.3 million and $11.5 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.

    The loan portfolio may also include certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. There were no restructured loans at December 31, 1997, compared to $571,000 and $1.5 million at December 31, 1996 and 1995, respectively.

    If interest payments on non-accrual and restructured loans at December 31 had been made during the respective years in accordance with the original contractual loan terms, additional interest income of approximately $516,000, $509,000 and $489,000 would have been recognized in 1997, 1996 and 1995, respectively.

    At December 31, 1997, management has also identified approximately $1.6 million in potential problem loans which represent loans having more than normal credit risk. Although these loans are currently performing at December 31, 1997, management believes that if economic conditions deteriorate in the Company's lending area, some of these loans could become non-performing in the future.

    The allowance for loan losses as a percentage of non-performing loans at year end decreased to 165.50% in 1997, compared to 192.35% in 1996 and 139.39% in 1995. As a percentage of total loans at year end, the allowance for loan losses was 1.71% in 1997, compared to 1.56% in 1996 and 1.49% in 1995.

    The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans totaling $2.3 million at December 31, 1997 and $929,000 at December 31, 1996. Total impaired loans at December 31, 1997 consist of (i) loans of $55,000 for which there was an allowance for loan impairment of $11,000 determined in accordance with SFAS No. 114 and (ii) loans of $2.2 million for which such an allowance was not required due to the adequacy of related collateral values and prior charge-offs. The average recorded investment in total impaired loans was $1.5 million, $2.2 million and $5.1 million for 1997, 1996 and 1995, respectively. Interest income on impaired loans is recognized on a cash basis and was not significant for any of these periods.

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

    The Company's cash flows are classified according to their source - operating activities, investing activities, and financing activities. For 1997, net cash of $11.2 million was provided by operating activities. Net cash of $11.8 million was used in investing activities, which primarily consisted of disbursements for security purchases and loan originations, partially offset by loan principal collections, proceeds from payments, maturities and calls of securities and proceeds from sales of loans. Net cash provided by financing activities was $1.8 million, which consisted primarily of a net increase in deposits less cash dividends paid. Further details concerning the Company's cash flows are provided in the "Consolidated Statements of Cash Flows."

    Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, federal funds sold and securities maturing within one year to total assets). At December 31, 1997, the Company had a primary liquidity ratio of 7.17% as compared to 7.84% at December 31, 1996.

    An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $798.6 million at December 31, 1997 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to the long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer and commercial markets to enable effective gathering and retention of core deposits. The Company has not utilized brokered deposits as a source of funds. See "Deposits" beginning on page 14 of this report for additional information concerning Pawling's deposit products and the associated balances.

    In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources such as the FHLBNY and the Federal Reserve Bank. See "Other Sources of Funds" on page 17 of this report.

    At December 31, 1997, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $98.9 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

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

    At December 31, 1997, Progressive's consolidated capital ratios exceeded the FRB's minimum regulatory capital requirements as follows:

                                                                             RISK-BASED CAPITAL
                                                             --------------------------------------------------
                                       LEVERAGE CAPITAL               TIER 1                    TOTAL
                                   ------------------------  ------------------------  ------------------------

                                    AMOUNT(1)      RATIO      AMOUNT(1)      RATIO      AMOUNT(1)      RATIO
                                   -----------     -----     -----------     -----     -----------     -----
                                                              (DOLLARS IN THOUSANDS)
Actual...........................   $  70,469          8.0%   $  70,469         14.5%   $  76,577         15.8%
Minimum requirement..............      35,342          4.0       19,399          4.0       38,797          8.0
                                                        --
                                   -----------               -----------         ---   -----------         ---
Excess...........................   $  35,127          4.0%   $  51,070         10.5%   $  37,780          7.8%
                                                        --
                                                        --
                                   -----------               -----------         ---   -----------         ---
                                   -----------               -----------         ---   -----------         ---

------------------------

(1) For all capital amounts, actual capital excludes the Company's after-tax net unrealized gain of $681,000 on securities available for sale and intangible assets of $7.3 million. For total risk-based capital, actual capital includes approximately $6.1 million of the allowance for loan losses.

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

    At December 31, 1997, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:

                                                                             RISK-BASED CAPITAL
                                                             --------------------------------------------------
                                       LEVERAGE CAPITAL               TIER 1                    TOTAL
                                   ------------------------  ------------------------  ------------------------

                                    AMOUNT(1)      RATIO      AMOUNT(1)      RATIO      AMOUNT(1)      RATIO
                                   -----------     -----     -----------     -----     -----------     -----
                                                              (DOLLARS IN THOUSANDS)
Actual...........................   $  64,769          7.4%   $  64,769         13.4%   $  70,863         14.7%
Minimum requirement..............      35,110          4.0       19,352          4.0       38,703          8.0
                                                        --
                                   -----------               -----------         ---   -----------         ---
Excess...........................   $  29,659          3.4%   $  45,417          9.4%   $  32,160          6.7%
                                                        --
                                                        --
                                   -----------               -----------         ---   -----------         ---
                                   -----------               -----------         ---   -----------         ---

------------------------

(1) For all capital amounts, actual capital excludes Pawling's after-tax net unrealized gain of $672,000 on securities available for sale and intangible assets of $7.3 million. For total risk-based capital, actual capital includes approximately $6.1 million of the allowance for loan losses.

    During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed in November 1994 and consisted of 220,500 shares at a total cost of $3.1 million or $14.14 per share. The second repurchase plan was completed in September 1995 and consisted of 210,000 shares at a total cost of $3.3 million or $15.89 per share. A third repurchase plan, which was announced in October 1995, and completed in July 1996, consisted of 202,500 shares at a total cost of $3.9 million or $19.19 per share. On October 21, 1996, the Company announced a fourth plan to repurchase 195,000 shares, or approximately 5% of outstanding stock. A total of 89,250 shares were purchased under the fourth plan, at a cost of $2.1 million or $23.03 per share, prior to the Company's recision of this plan in connection with the proposed merger. The number of shares and the per share cost of each repurchase program have been restated to reflect the 1996 three-for-two stock split.

INTEREST RATE RISK MANAGEMENT

    As the business of the Company and the composition of its balance sheet consists principally of interest-earning assets (such as loans and securities) which are primarily funded by interest-bearing deposits, the main component of market risk for the Company is interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's activities.

    The Company's net interest income is an important component of its operating results. The stability of net interest income in changing interest rate environments depends on the Company's ability to manage effectively the interest rate sensitivity and maturity of its assets and liabilities. The Company's Asset/ Liability Management Committee develops and implements risk management strategies, and uses various risk measurement tools to evaluate the impact of changes in interest rates on the Company's asset/liability structure and net interest income.

    The Company's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Interest rate risk is managed primarily by structuring the Company's balance sheet to emphasize holding adjustable rate loans and mortgage-backed securities, and maintaining a large base of core deposits. Management's plan to shorten the maturities of the Company's interest-sensitive assets includes: the further use of adjustable rate lending products; the sale of substantially all newly originated 20 and 30 year fixed rate mortgages; shortening the average maturity of the securities portfolio through the redeployment of maturing investments into adjustable rate securities and debt securities with maturities of no more than five years; and maintaining an appropriate balance between securities held to maturity and securities available for sale to provide management with flexibility to restructure the portfolio when conditions warrant. As economic conditions change, management will modify the plan as necessary. To date, the Company has not used synthetic hedging instruments such as interest rate futures, swaps or options in managing its interest rate risk.

    To emphasize the retention of assets with a shorter duration, the Company's asset/liability policy allows newly originated adjustable rate and biweekly payment mortgage loans to be held in its portfolio, while newly originated fixed rate mortgage loans are sold in the secondary market. At December 31, 1997, $359.5 million or 71.9% of the mortgage loan portfolio had adjustable rates, compared to $360.7 million or 69.5% at December 31, 1996 and $298.6 million or 62.1% at December 31, 1995. Despite the benefits of adjustable rate loans to an institution's interest rate risk management, they may pose potential additional credit risks, because when interest rates rise the underlying payments by the borrower rise, increasing the potential for default.

    One measure of the Company's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1997, the Company had a one-year gap of -6.76% of total assets; that is, it had an excess of interest-bearing liabilities over interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may decrease earnings as the increase in interest expense paid on liabilities may be greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which may reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment, and conversely a positive gap may not produce higher margins in a rising rate environment.

    The following table summarizes the Company's interest rate sensitive assets and liabilities at December 31, 1997 according to the time periods in which they are expected to reprice, and the resulting gap for each time period. Prepayments and scheduled payments have been estimated for the loan portfolio based on the Company's historical experience. Certain fixed rate loans are callable at any time at the Company's option. The majority of these loans are immediately callable and therefore are included in the "Within One Year" time period. Adjustable rate mortgage loans are assumed to reprice at the earlier of scheduled maturity or the contractual interest rate adjustment date. Non-accrual loans are included in the table at their original maturities. Savings account repricings are based on the Company's historical repricing experience and management's belief that these accounts are not highly sensitive to changes in interest rates.

                                              WITHIN ONE   ONE TO FIVE  OVER FIVE
                                                 YEAR         YEARS       YEARS       TOTAL
                                              -----------  -----------  ----------  ----------
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Mortgage loans:
    Fixed rate..............................  $   100,685      34,578        4,959     140,222
    Adjustable rate.........................      242,296     111,187        6,001     359,484
Other loans.................................       27,843      28,421       16,899      73,163
Mortgage-backed securities..................       46,209      77,790       38,436     162,435
U.S. Treasury and agencies,
  corporate and other securities............       16,566      57,205       --          73,771
Federal funds sold..........................       32,900      --           --          32,900
                                              -----------  -----------  ----------  ----------
        Total interest-earning assets.......      466,499     309,181       66,295     841,975
                                              -----------  -----------  ----------  ----------
                                              -----------  -----------  ----------  ----------

Interest-bearing liabilities:
  Savings accounts..........................       21,726      28,970       97,896     148,592
  NOW accounts..............................       19,475      --           --          19,475
  Money market accounts.....................      225,295      --           --         225,295
  Time deposits.............................      259,707      75,199        2,547     337,453
                                              -----------  -----------  ----------  ----------
        Total interest-bearing
        liabilities.........................      526,203     104,169      100,443     730,815
                                              -----------  -----------  ----------  ----------
                                              -----------  -----------  ----------  ----------
(Deficiency) excess of interest-earning
  assets compared to
  interest-bearing liabilities..............  ($  59,704)     205,012     (34,148)
(Deficiency) excess
  as a percent of total assets..............      (6.76%)      23.20%      (3.87%)
Cumulative (deficiency) excess as a percent
  of total assets...........................      (6.76%)      16.44%       12.57%

    Due to the limitations inherent in the gap analysis, management augments the asset/liability management process by using simulation analysis. Simulation analysis quantitatively measures the Company's sensitivity to interest rate risk by estimating the impact on net interest income of hypothetical changes in the balance sheet structure and/or interest rate environment. Management uses computer simulations to project changes in net interest income under multiple rate environments, based on assumptions regarding balance sheet mix, growth, prepayments and estimated pricing levels. Although the Company's exposure to interest rate risk as calculated by the simulation model may not be fully representative of the actual risk in a higher or lower rate environment, the simulation results are a useful tool in gauging the general direction and magnitude of changes in net interest income which could occur. At the extremes, rate changes are modeled to occur in monthly increments of 25 basis points for eight months (total of 200 basis points up or down), with rates held constant thereafter. At December 31, 1997, based on this assumed gradual rate change, the Company's net interest income would change by less than 3% in both the year of the rate changes and in the following year, as compared to base-case net interest income computed in a flat-rate scenario based on existing rates.

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

IMPACT OF YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer statements, or engage in similar normal business activities.

    Although the Company's principal operating software is supplied by nationally recognized vendors, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company also has several "P.C." based software systems which will require modification or replacement. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be successfully mitigated. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

    The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

    The Company will utilize both internal and external resources to reprogram, or replace, and test all software for Year 2000 modifications. The Company plans to complete the Year 2000 project not later than December 31, 1998. The total remaining cost of the Year 2000 project is being funded through operating cash flows, and will be expensed as incurred over the next two years, except in the case of the purchase of any new software required, which will be capitalized. The total external resources required is not expected to have a material effect on the results of operations. To date, costs incurred and expensed relate to the dedication of internal resources employed in the assessment of and development of the Company's Year 2000 compliance remediation plan, as well as the testing of many of the hardware and software owned or licensed for its personal computers. Costs incurred to date are not material.

    The estimated resources required of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors in respect of both the Company and its suppliers that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this field, the ability to locate and correct all relevant computer codes, testing complications and similar uncertainties.

REPORT OF MANAGEMENT

    The consolidated financial statements of Progressive Bank, Inc. and subsidiary, included herein, are the responsibility of and have been prepared by management in conformity with generally accepted accounting principles. These consolidated financial statements necessarily include some amounts that are based on best judgments and estimates. Other financial information included in this report is consistent with that in the consolidated financial statements.

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

    The independent auditors conduct an annual audit of the Company's consolidated financial statements to enable them to express an opinion as to the fair presentation of the statements. In connection with the audit, the independent auditors consider internal control, to the extent they consider necessary to determine the nature, timing and extent of their auditing procedures. The independent auditors also prepare recommendations regarding internal controls and other accounting and financial related matters. The implementation of these recommendations by management is monitored directly by the Audit Committee of the Board of Directors.

          /s/ PETER VAN KLEECK                       /s/ ROBERT GABRIELSEN
----------------------------------------   ----------------------------------------
            Peter Van Kleeck                           Robert Gabrielsen
            PRESIDENT AND CEO                              TREASURER

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included under "Interest Rate Risk Management" beginning on page 33 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                           ---------
Independent Auditors' Report.............................................................................         38
Consolidated Balance Sheets at December 31, 1997 and 1996................................................         39
Consolidated Statements of Income for the Years Ended December 31,
  1997, 1996 and 1995....................................................................................         40
Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 1997, 1996 and 1995.................................................................         41
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1997, 1996 and 1995....................................................................................         42
Notes to Consolidated Financial Statements...............................................................      43-71

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Progressive Bank, Inc.:

    We have audited the consolidated financial statements of Progressive Bank, Inc. and subsidiary (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Bank, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP
Stamford, Connecticut
February 2, 1998

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                        ---------------------
                                                                                           1997       1996
                                                                                        ----------  ---------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                        SHARES AND PER SHARE
                                                                                              AMOUNTS)
ASSETS
  Cash and due from banks (note 11)...................................................  $   13,886     15,070
  Federal funds sold..................................................................      32,900     30,500
  Securities (note 3):
    Available for sale, at fair value.................................................     110,064    137,792
    Held to maturity, at amortized cost (fair value of $131,660 in 1997
      and $72,315 in 1996)............................................................     131,299     72,614
                                                                                        ----------  ---------
      Total securities................................................................     241,363    210,406
                                                                                        ----------  ---------
  Loans, net (note 4):
    Mortgage loans....................................................................     497,900    517,077
    Other loans.......................................................................      76,414     75,708
    Allowance for loan losses.........................................................      (9,801)    (9,231)
                                                                                        ----------  ---------
      Total loans, net................................................................     564,513    583,554
                                                                                        ----------  ---------
  Accrued interest receivable.........................................................       5,677      6,068
  Other real estate, net (note 5).....................................................         606      2,270
  Premises and equipment, net (note 6)................................................       9,726     10,323
  Deferred income taxes, net (note 10)................................................       5,857      6,134
  Intangible assets (notes 4 and 7)...................................................       7,375      8,755
  Other assets (note 13)..............................................................       1,591      2,100
                                                                                        ----------  ---------
      Total assets....................................................................  $  883,494    875,180
                                                                                        ----------  ---------
                                                                                        ----------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Savings and time deposits (note 7)................................................  $  730,815    736,579
    Demand deposits...................................................................      67,778     57,622
    Accrued expenses and other liabilities (note 13)..................................       6,422      8,437
                                                                                        ----------  ---------
      Total liabilities...............................................................     805,015    802,638
                                                                                        ----------  ---------
  Commitments and contingencies (note 14)

  Shareholders' equity (notes 11 and 12):
    Preferred stock ($1.00 par value; 5,000,000 shares authorized; none issued).......      --         --
    Common stock ($1.00 par value; 15,000,000 shares authorized;
      4,427,999 shares issued)........................................................       4,428      4,428
    Paid-in capital...................................................................      25,879     25,879
    Retained earnings.................................................................      57,883     51,882
    Treasury stock, at cost (596,190 shares in 1997 and 603,315 shares in 1996).......     (10,392)   (10,416)
    Net unrealized gain on securities available for sale, net of taxes (note 3).......         681        769
                                                                                        ----------  ---------
      Total shareholders' equity......................................................      78,479     72,542
                                                                                        ----------  ---------
      Total liabilities and shareholders' equity......................................  $  883,494    875,180
                                                                                        ----------  ---------
                                                                                        ----------  ---------

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  FOR THE YEARS ENDED DECEMBER
                                                                                               31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                       PER SHARE AMOUNTS)
Interest and dividend income:
  Mortgage loans...............................................................  $  45,553     42,811     39,123
  Other loans..................................................................      7,159      6,594      5,683
  Securities...................................................................     14,492     14,501      8,637
  Federal funds sold and other.................................................      1,551      1,942      2,058
                                                                                 ---------  ---------  ---------
    Total interest and dividend income.........................................     68,755     65,848     55,501
                                                                                 ---------  ---------  ---------
Interest expense:
  Deposits.....................................................................     34,743     33,798     27,692
  Other borrowings.............................................................         --         51         --
                                                                                 ---------  ---------  ---------
    Total interest expense.....................................................     34,743     33,849     27,692
                                                                                 ---------  ---------  ---------
    Net interest income........................................................     34,012     31,999     27,809
Provision for loan losses (note 4).............................................      1,975      2,300        600
                                                                                 ---------  ---------  ---------
    Net interest income after provision for loan losses........................     32,037     29,699     27,209
                                                                                 ---------  ---------  ---------
Other income:
  Deposit service fees.........................................................      2,235      2,399      2,084
  Other service fees...........................................................        796        660        620
  Net gain (loss) on securities available for sale (note 3)....................         15       (199)       349
  Net gain on sales of mortgage loans (note 4).................................        277        161         67
  Other non-interest income....................................................        323        328        186
                                                                                 ---------  ---------  ---------
    Total other income.........................................................      3,646      3,349      3,306
                                                                                 ---------  ---------  ---------
    Net interest and other income..............................................     35,683     33,048     30,515
                                                                                 ---------  ---------  ---------
Other expense:
  Salaries and employee benefits (note 13).....................................     10,819     10,571      9,052
  Occupancy and equipment......................................................      2,718      3,042      2,352
  Net cost of other real estate (note 5).......................................         21        793        355
  Amortization of intangible assets............................................      1,401      1,003     --
  Other non-interest expense (note 9)..........................................      6,497      5,965      7,520
                                                                                 ---------  ---------  ---------
    Total other expense........................................................     21,456     21,374     19,279
                                                                                 ---------  ---------  ---------
    Income before income tax expense...........................................     14,227     11,674     11,236
Income tax expense (note 10)...................................................      5,595      2,353      4,450
                                                                                 ---------  ---------  ---------
    Net income.................................................................  $   8,632      9,321      6,786
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Earnings per common share (note 11):
    Basic......................................................................  $    2.26       2.38       1.67
    Diluted....................................................................       2.20       2.35       1.65

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                                                NET
                                            ----------------------                                       UNREALIZED
                                              SHARES                 PAID-IN    RETAINED    TREASURY   GAIN (LOSS) ON
                                            OUTSTANDING   AMOUNT     CAPITAL    EARNINGS      STOCK      SECURITIES       TOTAL
                                            -----------  ---------  ---------  -----------  ---------  ---------------  ---------
                                                             (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
Balance at December 31, 1994..............   4,120,364   $   4,428     25,879      40,165      (4,310)         (222)       65,940
Net income................................                  --         --           6,786      --            --             6,786
Cash dividends declared
  ($0.43 per share).......................                  --         --          (1,766)     --            --            (1,766)
Stock options exercised...................      41,077      --         --            (305)        593        --               288
Purchases of treasury stock...............    (219,000)     --         --          --          (3,938)       --            (3,938)
Change in net unrealized gain (loss) on
  securities available for sale, net of
  taxes...................................                  --         --          --          --             1,348         1,348
                                            -----------  ---------  ---------  -----------  ---------         -----     ---------
Balance at December 31, 1995..............   3,942,441       4,428     25,879      44,880      (7,655)        1,126        68,658
Net income................................                  --         --           9,321      --            --             9,321
Cash dividends declared
  ($0.53 per share).......................                  --         --          (2,088)     --            --            (2,088)
Stock options exercised...................      64,493      --         --            (231)      1,028        --               797
Purchases of treasury stock...............    (182,250)     --         --          --          (3,789)       --            (3,789)
Change in net unrealized gain (loss) on
  securities available for sale, net of
  taxes...................................                  --         --          --          --              (357)         (357)
                                            -----------  ---------  ---------  -----------  ---------         -----     ---------
Balance at December 31, 1996..............   3,824,684       4,428     25,879      51,882     (10,416)          769        72,542
Net income................................                  --         --           8,632      --            --             8,632
Cash dividends declared
  ($0.68 per share).......................                  --         --          (2,601)     --            --            (2,601)
Stock options exercised...................      22,125      --         --             (30)        386        --               356
Purchases of treasury stock...............     (15,000)     --         --          --            (362)       --              (362)
Change in net unrealized gain (loss) on
  securities available for sale, net of
  taxes...................................                  --         --          --          --               (88)          (88)
                                            -----------  ---------  ---------  -----------  ---------         -----     ---------
Balance at December 31, 1997..............   3,831,809       4,428     25,879      57,883     (10,392)          681        78,479
                                            -----------  ---------  ---------  -----------  ---------         -----     ---------
                                            -----------  ---------  ---------  -----------  ---------         -----     ---------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
Operating activities:
  Net income.........................................................................  $   8,632      9,321      6,786
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses........................................................      1,975      2,300        600
    Provision for losses on other real estate........................................     --            525        325
    Depreciation expense.............................................................        900      1,146        850
    Net (gain) loss on securities and mortgage loans.................................       (292)        38       (416)
    Amortization of net premiums (discounts) on securities...........................        273        (98)        37
    Amortization of net deferred loan origination fees...............................        (63)      (412)      (494)
    Net decrease (increase) in accrued interest receivable...........................        391     (1,039)      (821)
    Gain on sales of premises and equipment..........................................       (186)    --         --
    Gain on sales of other real estate...............................................       (627)      (242)      (346)
    Amortization of intangible assets................................................      1,401      1,003     --
    Net change in income tax assets and liabilities..................................        429     (1,798)     3,941
    Other, net.......................................................................     (1,608)     2,809     (2,398)
                                                                                       ---------  ---------  ---------
      Net cash provided by operating activities......................................     11,225     13,553      8,064
                                                                                       ---------  ---------  ---------
Investing activities:
  Purchases of securities:
    Securities available for sale....................................................    (59,059)  (141,232)   (28,787)
    Securities held to maturity......................................................    (87,044)   (46,441)   (14,208)
  Proceeds from principal payments, maturities and calls of securities:
    Securities available for sale....................................................     86,648     97,111     18,529
    Securities held to maturity......................................................     28,092     13,837     12,949
  Proceeds from sales of securities available for sale...............................     --          5,953      1,459
  Net receipts (disbursements) for loan originations and principal collections.......      4,116    (68,590)   (71,057)
  Proceeds from sales of mortgage loans..............................................     12,032     11,607     12,326
  Purchases of premises and equipment................................................       (767)    (1,796)    (2,432)
  Proceeds from sales of premises and equipment......................................        650     --         --
  Proceeds from sales of other real estate...........................................      3,538      1,288      2,029
                                                                                       ---------  ---------  ---------
      Net cash used in investing activities..........................................    (11,794)  (128,263)   (69,192)
                                                                                       ---------  ---------  ---------
    Financing activities:
  Net increase (decrease) in deposits, exclusive of acquisition......................      4,392    (15,563)    32,683
  Increase in deposits from acquisition of branches, net of premium paid.............     --        143,030     --
  Cash dividends paid on common stock................................................     (2,601)    (2,088)    (1,766)
  Net proceeds on exercises of stock options.........................................        356        797        288
  Purchases of treasury stock........................................................       (362)    (3,789)    (3,938)
                                                                                       ---------  ---------  ---------
      Net cash provided by financing activities......................................      1,785    122,387     27,267
                                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................................      1,216      7,677    (33,861)
Cash and cash equivalents at beginning of year.......................................     45,570     37,893     71,754
                                                                                       ---------  ---------  ---------
Cash and cash equivalents at end of year.............................................  $  46,786     45,570     37,893
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Supplemental data:
  Interest paid......................................................................  $  36,799     33,793     27,461
  Income taxes paid, net of refunds received.........................................      5,104      3,992        508
  Loans transferred to other real estate.............................................      1,913      3,983      1,215
  Loans originated to finance sales of other real estate.............................        676        431      1,308
  Securities transferred from held to maturity to available for sale (note 3)........     --         --         44,891
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

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

    All 1996 and 1995 share and per share data have been adjusted to give retroactive effect to the three-for-two stock split which was completed in December 1996 and resulted in the issuance of 1,476,025 additional common shares.

    Reclassifications are made when necessary to conform prior year amounts to the current year's presentation.

SECURITIES

    Securities are classified as held to maturity securities, trading securities, or available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities held to maturity are limited to debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available for sale.

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

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of the known and inherent risks in the portfolio, past loan loss experience, estimated value of underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses charged to operations. Loan losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.

    In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, a loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest contractually due. SFAS No. 114 permits creditors to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than the impaired loan's recorded investment, an impairment loss is recognized as part of the allowance for loan losses. Substantially all of the Company's impaired loans are collateral-dependent loans measured based on the fair value of the collateral.

    Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time. Those judgements are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

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

OTHER REAL ESTATE

    Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. A property is initially recorded at fair value less costs to sell, and any resulting write-down of the recorded investment in the loan is charged to the allowance for loan losses. Thereafter, an allowance for losses on other real estate is established for any further declines in estimated fair value less costs to sell. Fair value estimates are based on recent appraisals and other available information. Holding costs on properties ready for sale are included in current operations, while costs that improve such properties are capitalized.

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

MORTGAGE SERVICING RIGHTS

    Servicing rights applicable to mortgage loans sold on or after January 1, 1997 are accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Although SFAS No. 125 superseded SFAS No. 122, which the Company prospectively adopted as of January 1, 1996, it did not substantially change the accounting treatment for mortgage servicing rights. Under both standards, mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and the servicing right based on estimated relative fair values. The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income. Asset recognition of servicing rights on sales of originated loans was not permitted under previous accounting standards. Capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and any impairment loss is recognized through a valuation allowance.

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

EARNINGS PER COMMON SHARE

    The Company has adopted SFAS No. 128, "Earnings Per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. In accordance with SFAS No. 128, the Company has restated all prior period EPS data to conform to the new requirements.

2. PROPOSED MERGER AND RELATED MATTERS

    On December 16, 1997, Progressive entered into an agreement to merge with and into Hudson Chartered Bancorp, Inc. ("Hudson Chartered") and form a bank holding company to be named Premier National Bancorp, Inc. (the "Continuing Corporation"). In addition, Pawling agreed to merge with and into First National Bank of the Hudson Valley ("Hudson Valley"), a wholly-owned subsidiary of Hudson Chartered, under the national bank charter of Hudson Valley and the name Premier National Bank. The separate existences of Progressive and Pawling will cease upon consummation of these mergers. Under the terms of the merger agreement, each outstanding share of Progressive common stock will be converted into 1.82 shares of Continuing Corporation common stock and cash in lieu of any fractional share. Consummation of the merger is subject to satisfaction of a number of conditions, including approval of the merger agreement by the stockholders of each of Progressive and Hudson Chartered; receipt of all required regulatory approvals, consents or waivers; and the ability to account for the merger as a pooling-of-interests.

    In connection with the merger agreement, Progressive and Hudson Chartered executed stock option agreements pursuant to which (i) Progressive has an option to purchase up to 1,415,250 unissued shares of Hudson Chartered's common stock at $21.75 per share and (ii) Hudson Chartered has an option to purchase up to 766,300 unissued shares of Progressive's common stock at $36.63 per share. The shares issuable upon exercise of each option represent approximately 16.7% of the number of common shares of the issuer that would be outstanding after exercise of the option. The options are exercisable only upon the occurrence of certain events that could jeopardize consummation of the proposed merger.

    In October 1997, Progressive adopted a stockholder rights plan and entered into a related stockholder rights agreement (collectively, the "Rights Plan"), pursuant to which Progressive has issued one "Right" for each outstanding share of its common stock. Under the Rights Plan, upon the occurrence of certain events generally associated with an acquisition or potential acquisition of Progressive, the Rights would become exercisable and transferable, and the holders of the Rights would become entitled to purchase stock of either Progressive or the acquiror at, in effect, a bargain price. The Rights would not become exercisable in a transaction approved by Progressive's Board of Directors, such as the proposed merger with Hudson Chartered. The Rights will extinguish upon consummation of the proposed merger and the conversion of Progressive's common stock into Continuing Corporation common stock.

    See notes 10 and 12, respectively, for discussions of the impact of the proposed merger on Pawling's thrift tax bad debt reserves and Progressive's stock option plans.

3. SECURITIES

    A summary of the Company's securities at December 31 follows:

                                                     GROSS        GROSS
                                       AMORTIZED  UNREALIZED   UNREALIZED     FAIR
1997                                     COST        GAINS       LOSSES       VALUE
                                       ---------  -----------  -----------  ---------
                                                       (IN THOUSANDS)
Securities available for sale:
  Debt securities:
    United States Treasury and
      agencies.......................  $  72,520         166          (40)     72,646
    Mortgage-backed securities.......     30,157       1,051          (72)     31,136
    Corporate and other..............      1,095          30       --           1,125
                                       ---------       -----          ---   ---------
      Total debt securities..........    103,772       1,247         (112)    104,907
  Equity securities..................      5,127          30       --           5,157
                                       ---------       -----          ---   ---------
        Total securities available
        for sale.....................    108,899       1,277         (112)    110,064
Securities held to maturity:
    Mortgage-backed securities.......    131,299         628         (267)    131,660
                                       ---------       -----          ---   ---------
        Total securities.............  $ 240,198       1,905         (379)    241,724
                                       ---------       -----          ---   ---------
                                       ---------       -----          ---   ---------

1996

Securities available for sale:
  Debt securities:
    United States Treasury and
      agencies.......................  $  86,860         132         (109)     86,883
    Mortgage-backed securities.......     41,640       1,335          (90)     42,885
    Corporate and other..............      3,190          52       --           3,242
                                       ---------       -----          ---   ---------
      Total debt securities..........    131,690       1,519         (199)    133,010
  Equity securities..................      4,786          22          (26)      4,782
                                       ---------       -----          ---   ---------
        Total securities available
        for sale.....................    136,476       1,541         (225)    137,792
Securities held to maturity:
    Mortgage-backed securities.......     72,614         194         (493)     72,315
                                       ---------       -----          ---   ---------
        Total securities.............  $ 209,090       1,735         (718)    210,107
                                       ---------       -----          ---   ---------
                                       ---------       -----          ---   ---------

    The Company's mortgage-backed securities are pass-through securities guaranteed by Freddie Mac and Fannie Mae. Mortgage-backed securities held to maturity are principally five- and seven-year balloon payment and seasoned 15 year securities. Mortgage-backed securities available for sale are adjustable rate securities.

    Equity securities at December 31, 1997 and 1996 include Federal Home Loan Bank stock with a cost basis of $5.0 million and $4.4 million, respectively.

    The following is a summary of the amortized cost and fair value of debt securities available for sale (other than mortgage-backed securities) at December 31, 1997, by remaining term to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            AMORTIZED     FAIR
REMAINING CONTRACTUAL TERM                                                    COST        VALUE
-------------------------------------------------------------------------  -----------  ---------
                                                                               (IN THOUSANDS)
One year or less.........................................................   $  16,504      16,566
More than one year to five years.........................................      57,111      57,205
                                                                           -----------  ---------
    Total................................................................   $  73,615      73,771
                                                                           -----------  ---------
                                                                           -----------  ---------

    The net gain (loss) on securities available for sale, attributable to sales and calls, consisted of gross realized gains of $15,000 in 1997; gross realized losses of $199,000 in 1996; and gross realized gains of $379,000 and gross realized losses of $30,000 in 1995.

    Changes in unrealized holding gains and losses on securities available for sale resulted in pre-tax (decreases) increases in shareholders' equity of ($151,000), ($610,000) and $2.3 million during 1997, 1996 and 1995, respectively.

    In November 1995, the Financial Accounting Standards Board (the "FASB") issued a special report which provided a one-time opportunity to reassess the appropriateness of security classifications under SFAS No. 115, prior to year-end 1995. Reclassifications from the held to maturity category allowed by this one-time opportunity would not call into question the intent to hold other debt securities to maturity. In accordance with the special report, on November 30, 1995, the Company made a one-time transfer of adjustable rate mortgage-backed securities with an amortized cost of $44.9 million and a fair value of $46.3 million, to the available for sale portfolio from the held to maturity portfolio. The transfer was made primarily to enhance liquidity and provide greater flexibility in managing the Company's securities.

4. LOANS

    Loans at December 31 consist of the following:

                                                                            1997       1996
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Mortgage loans:
  Residential properties:
    One-to-four family dwellings.......................................  $  385,140    401,026
    Five or more dwelling units........................................      28,280     28,138
  Commercial properties................................................      76,551     81,117
  Construction and land................................................       9,735      8,871
  Net deferred origination fees........................................      (1,806)    (2,075)
                                                                         ----------  ---------
                                                                            497,900    517,077
                                                                         ----------  ---------
Other loans:
  Automobile financing.................................................      25,399     26,121
  Mobile home..........................................................      25,899     26,185
  Business installment.................................................      14,213     11,392
  Consumer installment.................................................       2,053      2,798
  Other................................................................       5,599      5,973
  Net deferred origination costs.......................................       3,251      3,239
                                                                         ----------  ---------
                                                                             76,414     75,708
                                                                         ----------  ---------
      Total loans......................................................     574,314    592,785
Allowance for loan losses..............................................      (9,801)    (9,231)
                                                                         ----------  ---------
      Total loans, net.................................................  $  564,513    583,554
                                                                         ----------  ---------
                                                                         ----------  ---------

    Mortgage loans consist of adjustable rate loans of $359.5 million and fixed rate loans of $140.2 million at December 31, 1997 ($360.7 million and $158.4 million, respectively, at December 31, 1996). Residential mortgage loans include construction loans on pre-sold homes of $40.6 million and home equity loans of $39.4 million at December 31, 1997 ($47.2 million and $38.6 million, respectively, at December 31, 1996).

    The Company originates loans primarily in the New York counties of Dutchess, Sullivan, Orange, Putnam, Ulster, Westchester, Rockland, Suffolk and Nassau. Since 1993, the Company has also originated loans in the Connecticut counties of Fairfield, Hartford, New Haven and Litchfield. The ability of borrowers to make principal and interest payments in the future will depend upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's lending region.

    The following loans were on non-accrual status at December 31:

                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Mortgage loans:
  Residential properties...........................................  $   3,556      3,656      2,407
  Commercial properties............................................        568        714      2,591
  Construction and land............................................      1,722        215        593
                                                                     ---------  ---------  ---------
    Total..........................................................  $   5,846      4,585      5,591
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The preceding table does not include restructured loans that are current in accordance with their modified payment terms. These are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. There were no restructured loans at December 31, 1997, compared to $571,000 and $1.5 million at December 31, 1996 and 1995, respectively.

    If interest payments on non-accrual and restructured loans at December 31 had been made during the respective years in accordance with the original contractual loan terms, additional interest income of approximately $516,000, $509,000 and $489,000 would have been recognized in 1997, 1996 and 1995, respectively.

    SFAS No. 114 applies to loans that are individually evaluated for collectibility in accordance with the Company's ongoing loan review procedures (principally commercial mortgage and construction loans). The Company's total recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans of $2.3 million and $929,000 at December 31, 1997 and 1996, respectively. These totals include loans of $2.2 million in 1997 and $430,000 in 1996, for which an allowance for loan impairment was not required under SFAS No. 114 due to the adequacy of related collateral values and prior charge-offs. The remaining impaired loans of $55,000 in 1997 and $499,000 in 1996 had allowances for loan impairment measured under SFAS No. 114 of $11,000 and $89,000, respectively, which were included in the overall allowance for loan losses. The average recorded investment in total impaired loans was $1.5 million for 1997, $2.2 million for 1996 and $5.1 million for 1995. Interest income on impaired loans is recognized on a cash basis and was not significant for 1997, 1996 and 1995.

    Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Balance at beginning of year.....................................  $   9,231      8,033      9,402
Provision charged to operations..................................      1,975      2,300        600
Loans charged-off:
  Mortgage loans:
    Residential..................................................     (1,161)      (954)      (376)
    Commercial...................................................       (292)      (332)      (593)
    Construction and land........................................        (82)    --         (1,166)
  Other loans:
    Consumer.....................................................       (404)      (267)      (219)
    Commercial...................................................     --             (5)       (30)
                                                                   ---------  ---------  ---------
      Total charge-offs..........................................     (1,939)    (1,558)    (2,384)
                                                                   ---------  ---------  ---------
Recoveries:
  Mortgage loans:
    Residential..................................................        130         54         84
    Commercial...................................................        107        106         80
    Construction and land........................................        200        217        189
  Other loans:
    Consumer.....................................................         80         50         56
    Commercial...................................................         17         29          6
                                                                   ---------  ---------  ---------
      Total recoveries...........................................        534        456        415
                                                                   ---------  ---------  ---------
Net charge-offs..................................................     (1,405)    (1,102)    (1,969)
                                                                   ---------  ---------  ---------
Balance at end of year...........................................  $   9,801      9,231      8,033
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Substantially all newly originated fixed rate mortgage loans with 20 and 30 year terms are sold without recourse in the secondary market. The net realized gain on these sales was $277,000, $161,000 and $67,000 in 1997, 1996 and 1995,
respectively. There were no loans held for sale at December 31, 1997. At December 31, 1996, mortgage loans held for sale had a cost basis of $1.2 million which approximated fair value.

    The Company generally retains the servicing rights on mortgage loans sold. The principal balances of loans serviced for others, which are not included in the consolidated balance sheets, were $51.7 million, $55.2 million and $58.0 million at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, intangible assets included $51,000 and $37,000, respectively, for the unamortized cost of mortgage servicing assets recognized on loans sold (with servicing retained) since January 1, 1996 in accordance with SFAS Nos. 122 and
125. The fair value of these servicing rights approximated their carrying value at both December 31, 1997 and 1996.

5. OTHER REAL ESTATE

    Other real estate consisted of the following at December 31:

                                                                                1997       1996
                                                                              ---------  ---------
                                                                                 (IN THOUSANDS)
Residential properties......................................................  $     687        900
Commercial properties.......................................................         94      1,564
Construction and land.......................................................        289        477
                                                                              ---------  ---------
                                                                                  1,070      2,941
Allowance for losses........................................................       (464)      (671)
                                                                              ---------  ---------
    Total other real estate, net............................................  $     606      2,270
                                                                              ---------  ---------
                                                                              ---------  ---------

    Activity in the allowance for losses is summarized as follows for the years ended December 31:

                                                                           1997        1996        1995
                                                                         ---------     -----     ---------
                                                                                  (IN THOUSANDS)
Balance at beginning of year...........................................  $     671         203         471
Provision charged to net cost of other real estate.....................     --             525         325
Charge-offs for realized losses........................................       (207)        (57)       (593)
                                                                         ---------         ---         ---
Balance at end of year.................................................  $     464         671         203
                                                                         ---------         ---         ---
                                                                         ---------         ---         ---

    The components of the net cost of other real estate were as follows for the years ended December 31:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Provision for losses..................................................  $  --            525        325
Net holding costs.....................................................        648        510        376
Gain on sales of properties...........................................       (627)      (242)      (346)
                                                                        ---------        ---        ---
    Net cost of other real estate.....................................  $      21        793        355
                                                                        ---------        ---        ---
                                                                        ---------        ---        ---

6. PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at December 31:

                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Land.......................................................................  $   1,760      1,839
Buildings..................................................................      8,874      9,726
Furniture and equipment....................................................      8,055      7,463
                                                                             ---------  ---------
                                                                                18,689     19,028
Less accumulated depreciation..............................................      8,963      8,705
                                                                             ---------  ---------
    Total premises and equipment, net......................................  $   9,726     10,323
                                                                             ---------  ---------
                                                                             ---------  ---------

7. SAVINGS AND TIME DEPOSITS

    The following is an analysis of savings and time deposits at December 31:

                                                            1997                   1996
                                           ---------------------------------------
                                                                        ---------------------------
                                                          WEIGHTED                     WEIGHTED
                                             AMOUNT     AVERAGE RATE      AMOUNT     AVERAGE RATE
                                           ----------  ---------------  ----------  ---------------
                                                         (DOLLARS IN THOUSANDS)
NOW accounts.............................  $   19,475          1.73%    $   24,829          1.76%
Savings accounts.........................     148,592          3.53        169,358          3.47
Money market accounts....................     225,295          5.15        169,665          5.02
Time deposits............................     337,453          5.45        372,727          5.37
                                           ----------           ---     ----------           ---
    Total savings and time deposits......  $  730,815          4.87%    $  736,579          4.73%
                                           ----------           ---     ----------           ---
                                           ----------           ---     ----------           ---

    The following is a summary of time deposits by remaining contractual term at December 31:

                                                      1997                         1996
                                           ---------------------------  ---------------------------
                                                          WEIGHTED                     WEIGHTED
REMAINING CONTRACTUAL TERM                   AMOUNT     AVERAGE RATE      AMOUNT     AVERAGE RATE
-----------------------------------------  ----------  ---------------  ----------  ---------------

                                                         (DOLLARS IN THOUSANDS)
Six months or less.......................  $  165,764          5.30%    $  193,415          5.23%
More than six months to one year.........      93,944          5.39         89,083          5.20
More than one year to two years..........      43,730          5.64         56,404          5.70
More than two years to three years.......       9,733          5.89         11,291          5.79
More than three years to five years......      21,735          6.15         17,132          6.06
More than five years.....................       2,547          5.92          5,402          6.52
                                           ----------           ---     ----------           ---
    Total time deposits..................  $  337,453          5.45%    $  372,727          5.37%
                                           ----------           ---     ----------           ---
                                           ----------           ---     ----------           ---

    Time deposits issued in amounts of $100,000 or more amounted to $55.5 million and $52.6 million at December 31, 1997 and 1996, respectively. Interest expense on time deposits over $100,000 amounted to $3.0 million, $2.9 million and $2.7 million in 1997, 1996 and 1995, respectively.

    In April 1996, Pawling completed the acquisition of two branch offices located in Rockland County, New York and assumed deposit liabilities of approximately $152.8 million. Assets recorded in the acquisition were principally cash and a deposit purchase premium. The unamortized purchase premium of $7.3 million and $8.7 million at December 31, 1997 and 1996, respectively, is included in intangible assets in the consolidated balance sheets.

8. BORROWINGS

    From time to time, the Company purchases federal funds. These borrowings generally mature within one to four days of the transaction date. During 1996, the maximum balance outstanding as of any month end was $17.9 million, and the average balance was $927,000 with a weighted average interest rate of 5.50%. There were no such borrowings outstanding at December 31, 1996 or at any time during 1997 and 1995.

    Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at December 31, 1997, had immediate access to additional liquidity in the form of secured borrowings from the FHLBNY of up to $99.3 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources during 1997, 1996 and 1995.

9. OTHER NON-INTEREST EXPENSE

    The components of other non-interest expense for the years ended December 31 are as follows:

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Professional and outside service fees.............................  $   2,239      1,912      1,553
Printing, postage, telephone and office supplies..................      1,361      1,606      1,283
(Credit) provision for losses on Nationar claim...................     --         (1,000)     1,000
Advertising.......................................................        903        849        868
Data processing...................................................        872        753        612
Foreclosure and collection expense................................        209        751        411
FDIC deposit insurance and related costs..........................        100          2        721
Other.............................................................        813      1,092      1,072
                                                                    ---------  ---------  ---------
    Total.........................................................  $   6,497      5,965      7,520
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    In February 1995, the Superintendent of Banks for the State of New York (the "Superintendent") seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. The Company used Nationar for federal funds transactions, as well as certain custodial and investment services. The Company had $3.6 million in federal funds sold and other deposits invested with Nationar at the time of seizure. Based on the Superintendent's preliminary indications that Nationar's assets may be inadequate to fully satisfy creditor claims and a report noting a deficit in Nationar's net shareholders' equity, management, as advised by legal counsel, believed that there was reasonable likelihood that the Company would not recover all of its investments in federal funds and other deposits at Nationar at December 31, 1995. As a result, the Company established a valuation allowance of $1.0 million in 1995 through a charge to other non-interest expense. In June and December 1996, the Company received cash distributions which fully satisfied its $3.6 million claim and, accordingly, the valuation allowance was reversed in the fourth quarter of 1996 by a credit to other non-interest expense.

10. INCOME TAXES

    The components of income tax expense are as follows for the years ended December 31:

                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Current:
  Federal..........................................................  $   4,216      2,579      3,191
  State............................................................      1,039        432      1,109
                                                                     ---------  ---------  ---------
                                                                         5,255      3,011      4,300
                                                                     ---------  ---------  ---------
Deferred:
  Federal..........................................................        238       (500)       243
  State............................................................        102       (158)        81
  Reduction in the valuation allowance for
    deferred tax assets............................................     --         --           (174)
                                                                     ---------  ---------  ---------
                                                                           340       (658)       150
                                                                     ---------  ---------  ---------
    Total income tax expense.......................................  $   5,595      2,353      4,450
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The following is a reconciliation of the expected income tax expense (computed at the statutory federal tax rate) and the actual income tax expense for the years ended December 31:

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
                                                                            (IN THOUSANDS)
  Income tax at statutory federal rate............................  $   4,837      3,969      3,820
  Increase (decrease) in income tax expense resulting from:
    State income taxes, net of federal tax effect.................        753        802        804
    Favorable resolution of prior years' tax examinations.........     --         (2,441)    --
    Reduction in the valuation allowance for deferred tax
      assets......................................................     --         --           (174)
    Other.........................................................          5         23     --
                                                                    ---------  ---------  ---------
      Actual income tax expense...................................  $   5,595      2,353      4,450
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    Federal and state tax benefits of $1.5 million and $941,000, respectively, were recognized in 1996 upon settlement with the tax authorities of audits of certain prior years' tax returns.

    The valuation allowance applicable to the Company's federal deferred tax asset was reduced by $174,000 in 1995 primarily due to the utilization of capital loss carryforwards during the year.

    The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                1997       1996
                                                                              ---------  ---------
                                                                                 (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................................  $   4,037      3,803
  Net deferred loan origination fees........................................        800        916
  Accrued postretirement benefits...........................................        914        923
  Intangible assets.........................................................        529        221
  Accrued interest payable..................................................         52        899
  Other deductible temporary differences....................................        600        486
                                                                              ---------  ---------
Total gross deferred tax assets.............................................      6,932      7,248
Less valuation allowance....................................................        (88)       (88)
                                                                              ---------  ---------
Deferred tax assets, net of valuation allowance.............................      6,844      7,160
Deferred tax liabilities for taxable temporary differences..................       (503)      (479)
                                                                              ---------  ---------
Net deferred tax assets.....................................................      6,341      6,681
Net deferred tax liability associated with net unrealized gain
  on securities available for sale..........................................       (484)      (547)
                                                                              ---------  ---------
Total net deferred tax assets...............................................  $   5,857      6,134
                                                                              ---------  ---------
                                                                              ---------  ---------

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

    Certain amendments to the federal and New York State tax laws regarding bad debt deductions were enacted in July and August 1996. The federal amendments include elimination of the percentage of taxable income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. Pawling previously established, and will continue to maintain, a deferred tax liability with the respect to such excess federal reserves. The New York State amendments redesignate all of Pawling's state bad debt reserves as the base-year amount and also provide for future additions to the base-year reserve using the percentage of taxable income method.

    In accordance with SFAS No. 109, the Company has not recognized deferred tax liabilities with respect to Pawling's federal and state base-year tax bad debt reserves of $8.8 million and $27.5 million, respectively. The unrecognized deferred tax liabilities at December 31, 1997 with respect to the federal and state base-year reserves were $3.0 million and $1.9 million, respectively. Under the tax laws as amended, events that would result in taxation of these reserves include (i) redemptions of Pawling's stock or certain excess distributions to Progressive and (ii) failure of Pawling to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. The Company does not expect that any such events will occur prior to the proposed merger discussed in note 2. Consummation of the proposed merger of Pawling into Hudson Valley, however, would result in the recapture of Pawling's state base-year reserve and the recognition of the resulting tax liability as a charge to income tax expense in the financial statements of the combined company. Under the present tax laws, however, Pawling's federal base-year reserve would not be subject to recapture upon consummation of the proposed merger.

11. STOCKHOLDERS' EQUITY

EARNINGS PER COMMON SHARE

    As discussed in note 1, the Company has adopted SFAS No. 128 and restated its EPS data for all periods to present basic EPS and diluted EPS in accordance with the new requirements. The number of common and common-equivalent shares used in the EPS computations have been restated to give retroactive effect to the 1996 stock split.

    The table below summarizes the number of shares used in the Company's EPS calculations for the years ended December 31, 1997, 1996 and 1995. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of these periods.

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Weighted average common shares outstanding
  for computation of basic EPS.......................................      3,824      3,916      4,070
Common-equivalent shares due to the dilutive
  effect of stock options, computed using the
  treasury stock method..............................................         99         51         46
                                                                       ---------  ---------  ---------
Weighted average common shares
  for computation or diluted EPS.....................................      3,923      3,967      4,116
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

REGULATORY CAPITAL REQUIREMENTS

    FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and minimum ratios of Tier 1 capital and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The FRB has adopted similar requirements for the consolidated capital of bank holding companies.

    Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well capitalized if it has a Tier 1 capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

    The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

    Management believes that, as of December 31, 1997 and 1996, Pawling and Progressive met all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized Pawling as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed Pawling's capital classification.

    The following is a summary of actual capital amounts and ratios as of December 31, 1997 and 1996 for Pawling and Progressive (consolidated), compared to the requirements for minimum capital adequacy and for classification as well capitalized:

                                                                           REGULATORY REQUIREMENTS
                                                                ----------------------------------------------
                                                                   MINIMUM CAPITAL        CLASSIFICATION AS
                                                ACTUAL                 ADEQUACY            WELL CAPITALIZED
                                        ----------------------  ----------------------  ----------------------

                                         AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT       RATIO
                                        ---------     -----     ---------     -----     ---------     -----
                                                                (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
PAWLING:
Leverage capital......................  $  64,769         7.4%  $  35,110         4.0%  $  43,887         5.0%
Risk-based capital:
  Tier 1..............................     64,769        13.4      19,352         4.0      29,027         6.0
  Total...............................     70,863        14.7      38,703         8.0      48,379        10.0
PROGRESSIVE (CONSOLIDATED):
Leverage capital......................  $  70,469         8.0%  $  35,342         4.0%
Risk-based capital:
  Tier 1..............................     70,469        14.5      19,399         4.0
  Total...............................     76,577        15.8      38,797         8.0

DECEMBER 31, 1996
PAWLING:
Leverage capital......................  $  57,095         6.6%  $  34,779         4.0%  $  43,473         5.0%
Risk-based capital:
  Tier 1..............................     57,095        12.3      18,603         4.0      27,904         6.0
  Total...............................     62,951        13.5      37,205         8.0      46,507        10.0
PROGRESSIVE (CONSOLIDATED):
Leverage capital......................  $  63,047         7.2%  $  35,013         4.0%
Risk-based capital:
  Tier 1..............................     63,047        13.5      18,646         4.0
  Total...............................     68,916        14.8      37,292         8.0

DIVIDEND RESTRICTIONS

    Dividend payments by Progressive must be within certain guidelines of the FRB which provide, among other things, that dividends generally should be paid only from current earnings. Pawling's ability to pay dividends to Progressive is also subject to various restrictions. Under New York State Banking Law, dividends may be declared and paid only from Pawling's net profits, as defined. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profit for the year plus the retained net profits of the preceding two years. At December 31, 1997, Pawling had $12.5 million in retained net profits which were available for dividend payments.

RESERVE REQUIREMENTS

    Pawling is required to maintain reserves (primarily in the form of cash on hand and Federal Reserve Bank balances) with respect to certain types of deposit liabilities. Reserves maintained at December 31, 1997 and 1996 were $2.2 million and $3.8 million, respectively.

12. STOCK OPTION PLANS

    The Company has established stock option plans for its employees and directors. Under the plans, the option exercise price may not be less than the fair market value of the common stock at the date of the grant. Options granted pursuant to the employees' plan are generally exercisable any time within ten years of the date of grant. Unexercised options generally expire 90 days after termination of an employee's continuous employment by the Company, except in connection with severance arrangements which provide employees up to nine months to exercise the options. Options granted pursuant to the directors' non-qualified stock option plans have ten-year terms, and vest and become fully exercisable six months after the date of grant.

    At December 31, 1997, shares available for future option grants totaled 336,341 for the employees' plan and 47,100 for the directors' plans. In January 1998, options for an additional 56,750 shares were granted under the employees' plan at an exercise price of $35.25. In connection with the proposed merger described in note 2, each of Progressive's stock options outstanding at the merger date will be automatically converted into an option to purchase shares of Continuing Corporation common stock, with the number of shares and exercise price adjusted based on the exchange ratio of 1.82.

    The following is a summary of activity in the plans for 1995, 1996 and 1997. All share and per share data has been adjusted to reflect the 1996 stock split (see note 1).

                                           EMPLOYEES' PLAN               DIRECTORS' PLANS
                                     ----------------------------  ----------------------------
                                                WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                     ---------  -----------------  ---------  -----------------
Outstanding at
  December 31, 1994................     64,965      $    9.11        128,100      $    9.43
  Granted..........................    109,749          16.72         --             --
  Exercised........................    (29,227)          6.20        (11,850)          9.03
  Forfeited........................     (1,200)          2.83         --             --
                                     ---------         ------      ---------         ------
Outstanding at
  December 31, 1995................    144,287          15.54        116,250           9.47
  Granted..........................     75,300          18.26         10,800          17.17
  Exercised........................    (41,243)         14.20        (23,250)          9.06
  Forfeited........................    (16,140)         16.74         --             --
                                     ---------         ------      ---------         ------
Outstanding at
  December 31, 1996................    162,204          16.96        103,800          10.37
  Granted..........................     56,875          23.68         --             --
  Exercised........................    (17,775)         17.65         (4,350)          9.76
  Forfeited........................     (1,500)         17.54         --             --
                                     ---------         ------      ---------         ------
Outstanding at
  December 31, 1997................    199,804      $   18.80         99,450      $   10.39
                                     ---------         ------      ---------         ------
                                     ---------         ------      ---------         ------
Exercisable at December 31:
  1995.............................     97,787      $   14.77        116,250      $    9.47
  1996.............................    142,704          16.93        103,800          10.37
  1997.............................    199,804          18.80         99,450          10.39

    The following is a summary of additional information concerning options outstanding and exercisable at December 31, 1997, for the employees' plan and directors' plans on a combined basis:

                                          WEIGHTED AVERAGE
                              ----------------------------------------
                                                           EXERCISE
EXERCISE PRICE      NUMBER     REMAINING LIFE (YEARS)        PRICE
-----------------  ---------  -------------------------  -------------
$     7.00            33,600                4.5            $    7.00
      11.00           50,250                6.0                11.00
   11.83 to 12.83     15,454                5.8                12.32
      15.75           22,700                7.1                15.75
   17.17 to 17.75    108,225                7.9                17.41
   19.33 to 20.33     16,000                8.6                19.58
      23.25           50,525                9.1                23.25
      33.00            2,500                9.7                33.00
-----------------                            --
                   ---------                                  ------
$  7.00 to $33.00    299,254                7.3            $   16.01
-----------------                            --
-----------------                            --
                   ---------                                  ------
                   ---------                                  ------

    All options have been granted at exercise prices equal to the fair value of the common stock at the grant dates. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value-based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period (if any). The estimated weighted average fair values of options granted in 1997, 1996 and 1995 were $5.95, $4.78 and $4.93, respectively. These fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 3.0%; expected volatility rate of 23.6% in 1997, 25.0% in 1996 and 26.4% in 1995; risk-free interest rate of 6.45% in 1997, 5.95%
in 1996 and 6.89% in 1995; and expected option lives of 5.4 years in 1997, 6.0 years in 1996 and 6.2 years in 1995.

    The following is a comparison of the Company's net income and earnings per share, as reported for the years 1997, 1996 and 1995, to the pro forma amounts assuming application of the fair-value-based method of SFAS No. 123 to options granted after January 1, 1995:

                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                                                AMOUNTS)
Net income:
  As reported......................................................  $   8,632      9,321      6,786
  Pro forma........................................................      8,309      8,879      6,446

Earnings per common share:
Basic:
  As reported......................................................  $    2.26       2.38       1.67
  Pro forma........................................................       2.17       2.27       1.58
Diluted:
  As reported......................................................       2.20       2.35       1.65
  Pro forma........................................................       2.12       2.24       1.57

13. EMPLOYEE BENEFITS

RETIREMENT PLANS

    The Company's retirement plan covers substantially all employees who meet certain age and length of service requirements. Prior to October 1, 1997, the plan was a defined benefit plan providing for benefits based on the employees' years of accredited service and their average annual three years' earnings, as defined by the plan. Plan benefits were funded through Company contributions at least equal to the amounts required by law. Effective October 1, 1997, the defined benefit plan was amended and restated as a cash balance plan. The annual service credit under the cash balance plan equals 5% of annual compensation (8% for those employees who were 50 years of age or older with at least 10 years of service as of September 30, 1997).

    The following is a reconciliation of the funded status of the plan at December 31, 1997 and 1996. The 1997 information was measured based on the restated provisions of the cash balance plan.

                                                                                1997       1996
                                                                              ---------  ---------
                                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation--vested....................................  $   6,268      5,352
  Accumulated benefit obligation--nonvested.................................        106        313
                                                                              ---------  ---------
                                                                                  6,374      5,665
  Effect of projected future compensation levels............................        686      1,255
                                                                              ---------  ---------
Projected benefit obligation for service rendered to date...................      7,060      6,920
Plan assets, at fair value (primarily investments in mutual funds)..........     10,133      8,643
                                                                              ---------  ---------
Plan assets in excess of projected benefit obligation.......................      3,073      1,723
Unrecognized net gain from past experience different from
  that assumed and effect of changes in assumptions.........................     (1,950)      (975)
Unrecognized prior service cost.............................................       (567)      (143)
Unrecognized net transition obligation......................................         13         21
                                                                              ---------  ---------
  Prepaid pension expense (included in other assets)........................  $     569        626
                                                                              ---------  ---------
                                                                              ---------  ---------

    The components of net pension expense are as follows for the years ended December 31:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Service cost--benefits earned during the year.................  $     263        271        241
Interest cost on projected benefit obligation.................        508        489        460
Actual return on plan assets..................................     (1,870)    (1,082)    (1,279)
Net amortization and deferral.................................      1,155        472        766
                                                                ---------  ---------  ---------
  Net pension expense.........................................  $      56        150        188
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    A discount rate of 7.25% and a rate of increase in future compensation levels of 5.0% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1997 (7.75% and 5.5%, respectively, at December 31, 1996, and 7.50% and 5.5%, respectively, at December 31, 1995). The expected long-term rate of return on plan assets was 8.0% for each year.

    The Company also has an unfunded supplemental executive retirement plan providing for benefits that offset the reduction in benefits under the Company's retirement plan due to certain limitations imposed under the federal income tax laws. The accumulated benefit obligation for the supplemental plan was $153,000 at December 31, 1997.

    The Company also maintains a non-qualified, unfunded retirement and severance plan for members of the Board of Directors. Under this plan, each member leaving the Board after at least five years of service is entitled to a benefit consisting of the annual retainer fee at the time of departure multiplied by the director's number of years of service, up to 15 years. The annual cost of this plan was $80,000 for 1997, $85,000 for 1996 and $95,000 for 1995. The accumulated benefit obligation was $415,000 at December 31, 1997.

OTHER POSTRETIREMENT BENEFITS

    The Company also provides certain postretirement health care benefits. Substantially all Company employees become eligible for postretirement benefits if they meet certain age and length of service requirements. The Company accrues the cost of these benefits as they are earned by active employees.

    The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, were as follows at December 31:

                                                                                1997       1996
                                                                              ---------  ---------
                                                                                 (IN THOUSANDS)
Accumulated postretirement obligations:
  Retirees..................................................................  $     850        613
  Fully eligible employees..................................................        383        138
  Other active participants.................................................        159        613
                                                                              ---------  ---------
    Total accumulated postretirement benefit obligation.....................      1,392      1,364
Unrecognized gain from the effect of changes in assumptions
  and plan amendments.......................................................        461        459
Unrecognized prior service cost.............................................        366        408
                                                                              ---------  ---------
    Accrued postretirement benefit cost (included in other liabilities).....  $   2,219      2,231
                                                                              ---------  ---------
                                                                              ---------  ---------

    The components of net postretirement benefits expense are as follows for the years ended December 31:

                                                                             1997        1996         1995
                                                                           ---------     -----        -----
                                                                                     (IN THOUSANDS)
Service cost--benefits earned during the year............................  $      26          58           48
Interest cost on accumulated benefit obligation..........................         96         100           91
Net amortization and deferral............................................        (69)        (60)         (72)
                                                                                                           --
                                                                                 ---         ---
    Net postretirement benefits expense..................................  $      53          98           67
                                                                                                           --
                                                                                                           --
                                                                                 ---         ---
                                                                                 ---         ---

    The accumulated postretirement benefit obligation was determined using discount rates of 7.25%, 7.75% and 7.50% at December 31, 1997, 1996 and 1995,
respectively. At December 31, 1997, the assumed rate of increase in future health care costs was 7.5% for 1998, gradually decreasing to 5.0% in the year 2006 and remaining at that level thereafter. Increasing the assumed health care cost trend rate by 1.0% in each future year would increase the accumulated benefit obligation as of December 31, 1997 by $146,000 and the aggregate of the service and interest cost by $11,000 for the year then ended.

401(K) SAVINGS PLAN

    The Company also maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, pursuant to which eligible employees may elect to contribute up to 8.0% of their compensation. The Company makes contributions equal to 50% of the first 5.0% of a participant's contribution for non-highly compensated employees, and 50% of the first 3.0% for highly-compensated employees. Voluntary and matching contributions are invested, in accordance with the participant's direction, in one or a number of investment options including a fund consisting of shares of Progressive's common stock. Employee contributions vest immediately, while employer contributions vest ratably over a five-year period beginning after the first year of participation. Savings plan expense amounted to $111,000 in 1997, $117,000 in 1996 and $92,000 in 1995.

14. COMMITMENTS AND CONTINGENCIES

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The Company's lending-related financial instruments with off-balance sheet risk consist of loan origination commitments, unadvanced lines of credit and standby letters of credit. These instruments involve various degrees of credit risk, interest rate risk and liquidity risk. The Company's maximum potential exposure to credit loss is represented by the contractual amounts of the instruments, assuming that they are fully funded, the borrower defaults and any collateral proves to be worthless. The Company does not utilize off-balance sheet financial instruments for trading purposes.

    The contractual amounts of these financial instruments at December 31 were as follows:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Commitments and unadvanced lines of credit:
  Mortgage loans:
    Residential..........................................................  $  58,941     65,225
    Commercial and other.................................................     26,910     16,146
  Other loans............................................................     13,040     11,784
                                                                           ---------  ---------
      Total..............................................................  $  98,891     93,155
                                                                           ---------  ---------
                                                                           ---------  ---------
Standby letters of credit................................................  $     543        311
                                                                           ---------  ---------
                                                                           ---------  ---------

    Commitments to originate loans and unadvanced lines of credit are comprised of $67.4 million for adjustable rate loans and $31.5 million for fixed rate loans at December 31, 1997 ($80.0 million and $13.2 million, respectively, at December 31, 1996).

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

    At December 31, 1997, there were no mortgage loans held for sale. At December 31, 1996, the Company had mortgage loans held for sale of $1.2 million which approximated their fair value. For mortgage loans which are to be sold into the secondary market, the Company generally enters into commitments to sell loans to third parties at the time that rate-lock agreements are entered into with the potential borrowers. At December 31, 1997 and 1996, the Company had commitments to sell loans to third parties amounting to $5.2 million and $2.3 million, respectively.

LEASE COMMITMENTS

    At December 31, 1997, the Company was obligated under a number of non-cancelable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average Consumer Price Index. Rent expense under operating leases was approximately $469,000, $433,000 and $387,000 for 1997, 1996 and 1995,
respectively. The future minimum lease payments under operating leases at December 31, 1997 were $409,000 for 1998, $341,000 for 1999, $282,000 for 2000,
$216,000 for 2001, $162,000 for 2002, and a total of $909,000 for later years.

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

    The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities (none of which are held for trading purposes) at December 31:

                                                                   1997                    1996
                                                          ----------------------  ----------------------
                                                           CARRYING      FAIR      CARRYING      FAIR
                                                            AMOUNT       VALUE      AMOUNT       VALUE
                                                          -----------  ---------  -----------  ---------

                                                                           (IN MILLIONS)
Financial assets:
  Cash and due from banks...............................   $    13.9        13.9        15.1        15.1
  Federal funds sold....................................        32.9        32.9        30.5        30.5
  Securities............................................       241.4       241.7       210.4       210.1
  Loans.................................................       564.5       567.3       583.6       583.0
  Accrued interest receivable...........................         5.7         5.7         6.1         6.1

Financial liabilities:
  Demand, NOW, savings and
    money market deposits...............................       461.1       461.1       421.5       421.5
  Time deposits.........................................       337.5       337.5       372.7       372.7
  Accrued interest payable..............................         0.1         0.1         2.2         2.2

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

    Fair values of the loan origination commitments, unadvanced lines of credit and standby letters of credit described in note 14 were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 1997 and 1996, the fair values of these financial instruments were not significant.

16. RECENT ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in shareholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period. As required by SFAS No. 130, the Company will adopt these reporting requirements in 1998.

    In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Among other things, SFAS no. 131 requires public companies to report (i) certain financial and descriptive information about its reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographical areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for the Company's annual financial statements for periods beginning after December 15, 1997. Management does not expect that this Statement will significantly affect the Company's reporting requirements.

17. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

    The following are the condensed balance sheets of Progressive at December 31, 1997 and 1996, and its condensed statements of income and cash flows for 1997, 1996 and 1995:

CONDENSED BALANCE SHEETS                                                     1997       1996
-------------------------------------------------------------------------  ---------  ---------
                                                                              (IN THOUSANDS)
Assets:
  Cash and due from banks................................................  $      54        134
  Federal funds sold.....................................................      3,800      5,200
  Securities available for sale, at fair value...........................      2,263      1,120
  Investment in Pawling..................................................     72,770     66,609
  Other assets...........................................................        370        271
                                                                           ---------  ---------
    Total assets.........................................................  $  79,257     73,334
                                                                           ---------  ---------
                                                                           ---------  ---------
Liabilities and shareholders' equity:
  Accrued expenses and other liabilities.................................  $     778        792
  Shareholders' equity...................................................     78,479     72,542
                                                                           ---------  ---------
    Total liabilities and shareholders' equity...........................  $  79,257     73,334
                                                                           ---------  ---------
                                                                           ---------  ---------

CONDENSED STATEMENTS OF INCOME                                         1997       1996       1995
-------------------------------------------------------------------  ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Operating income:
  Dividends received from Pawling..................................  $   2,601      4,298      5,652
  Interest and other dividends.....................................        319        225        193
  Management and service fees......................................        318        315        418
  Loss on securities...............................................     --         --            (22)
                                                                     ---------  ---------  ---------
                                                                         3,238      4,838      6,241
                                                                     ---------  ---------  ---------
Operating expense:
  Salaries and employee benefits...................................        333        316        407
  Other............................................................        780       (603)     1,511
                                                                     ---------  ---------  ---------
                                                                         1,113       (287)     1,918
                                                                     ---------  ---------  ---------
Income before income taxes.........................................      2,125      5,125      4,323
Income tax (benefit) expense.......................................       (227)       158       (549)
                                                                     ---------  ---------  ---------
Income before equity in undistributed income of Pawling............      2,352      4,967      4,872
Equity in undistributed income of Pawling..........................      6,280      4,354      1,914
                                                                     ---------  ---------  ---------
    Net income.....................................................  $   8,632      9,321      6,786
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

CONDENSED STATEMENTS OF CASH FLOWS                                   1997       1996       1995
-----------------------------------------------------------------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Operating activities:
  Net income.....................................................  $   8,632      9,321      6,786
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed income of Pawling....................     (6,280)    (4,354)    (1,914)
    Other, net...................................................       (131)     2,782     (2,917)
                                                                   ---------  ---------  ---------
      Net cash provided by operating activities..................      2,221      7,749      1,955
                                                                   ---------  ---------  ---------
Investing activities:
  Purchases of securities........................................     (1,494)
  Proceeds from maturities of securities.........................        400        250        303
  Proceeds from sales of securities..............................     --         --          1,801
                                                                   ---------  ---------  ---------
      Net cash (used in) provided by investing activities........     (1,094)       250      2,104
                                                                   ---------  ---------  ---------
Financing activities:
  Cash dividends paid on common stock............................     (2,601)    (2,088)    (1,766)
  Net proceeds on exercises of stock options.....................        356        797        288
  Purchases of treasury stock....................................       (362)    (3,789)    (3,938)
                                                                   ---------  ---------  ---------
      Net cash used in financing activities......................     (2,607)    (5,080)    (5,416)
                                                                   ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents.............     (1,480)     2,919     (1,357)
Cash and cash equivalents at beginning of year...................      5,334      2,415      3,772
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................  $   3,854      5,334      2,415
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly unaudited financial information follows:

                                                           FIRST      SECOND        THIRD       FOURTH
                                                          QUARTER     QUARTER      QUARTER      QUARTER      YEAR
                                                         ---------  -----------  -----------  -----------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
-------------------------------------------------------
Interest and dividend income...........................  $  16,979      17,266       17,270       17,240      68,755
Interest expense.......................................      8,567       8,605        8,767        8,804      34,743
                                                         ---------  -----------  -----------  -----------  ---------
Net interest income....................................      8,412       8,661        8,503        8,436      34,012
Provision for loan losses..............................        600         500          500          375       1,975
Other income...........................................        920         912          902          912       3,646
Other expense..........................................      5,265       5,386        5,277        5,528      21,456
                                                         ---------  -----------  -----------  -----------  ---------
Income before income taxes.............................      3,467       3,687        3,628        3,445      14,227
Income tax expense.....................................      1,364       1,475        1,433        1,323       5,595
                                                         ---------  -----------  -----------  -----------  ---------
Net income.............................................  $   2,103       2,212        2,195        2,122       8,632
                                                         ---------  -----------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  -----------  ---------
Earnings per common share(1):
  Basic................................................  $    0.55        0.58         0.57         0.55        2.26
  Diluted..............................................       0.54        0.57         0.56         0.54        2.20

1996
-------------------------------------------------------
Interest and dividend income...........................  $  14,684      17,095       17,031       17,038      65,848
Interest expense.......................................      7,373       8,783        8,956        8,737      33,849
                                                         ---------  -----------  -----------  -----------  ---------
Net interest income....................................      7,311       8,312        8,075        8,301      31,999
Provision for loan losses..............................        300         600          600          800       2,300
Other income(2)........................................        906         679          897          867       3,349
Other expense(3).......................................      4,638       5,970        5,653        5,113      21,374
                                                         ---------  -----------  -----------  -----------  ---------
Income before income taxes.............................      3,279       2,421        2,719        3,255      11,674
Income tax expense (benefit)(4)........................      1,357        (513)         174        1,335       2,353
                                                         ---------  -----------  -----------  -----------  ---------
Net income.............................................  $   1,922       2,934        2,545        1,920       9,321
                                                         ---------  -----------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  -----------  ---------
Earnings per common share(1):
  Basic................................................  $    0.49        0.74         0.65         0.50        2.38
  Diluted..............................................       0.48        0.74         0.64         0.49        2.35

------------------------

(1) Per share amounts for all periods have been restated to reflect the adoption of SFAS No. 128 and the additional shares issued in the 1996 stock split. See notes 1 and 11.

(2) The second quarter amount is net of losses of $194,000 on sales of securities available for sale.

(3) The fourth quarter amount is net of a credit of $1.0 million related to the Nationar claim. See note 9.

(4) The second and third quarter amounts reflect tax benefits of $1.5 million and $941,000, respectively, related to settlements with the tax authorities. See note 10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information included in the Proxy Statement is incorporated herein by reference: "PROPOSAL I-- ELECTION OF DIRECTORS--General" and "--Committees of the Board of Directors" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

    The following information included in the Proxy Statement is incorporated herein by reference: "PROPOSAL I--ELECTION OF DIRECTORS--Compensation Committee Report on Executive Compensation," "--Comparative Stock Performance Graph," "--Executive Compensation," and "--Supplemental Executive Retirement Plan," and "--Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following information included in the Proxy Statement is incorporated herein by reference: "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" and "PROPOSAL I-- ELECTION OF DIRECTORS--Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following information included in the Proxy Statement is incorporated herein by reference: "PROPOSAL I--ELECTION OF DIRECTORS--Transactions With Management."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        (1)        The following are filed as part of this Annual Report on Form 10-K:

                      (A) Independent Auditors' Report;

                      (B) Consolidated Balance Sheets at December 31, 1997 and 1996;

                      (C) Consolidated Statements of Income for the Years Ended December 31, 1997, 1996
                      and 1995;

                      (D) Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
                      1997, 1996 and 1995;

                      (E) Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
                      1996 and 1995; and

                      (F) Notes to Consolidated Financial Statements;

           (2) Schedules have been omitted as they are not applicable.

           (3) Exhibits

DESIGNATION    DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

        2.1    Agreement and Plan of Reorganization and related Plan of Merger dated as of December 16, 1997
               (Schedules omitted. The Company agrees to supplementally furnish a copy of any omitted schedules to the Commission upon request.) (Incorporated by reference to Exhibit 2.1 to the Current Report on Form
               8-K filed on December 23, 1997 (hereinafter the "December 23, 1997 Form 8-K")).

        3.1    Certificate of Incorporation of Progressive Bank, Inc. (incorporated by reference to Exhibit 3.1 to the September 30, 1997 Form 10-Q, of Progressive Bank, Inc. filed on November 14, 1997 (hereinafter
               "September 30, 1997 Form 10-Q").

        3.2    By-laws of Progressive Bank, Inc. (incorporated by reference to Exhibit 3.2 to the September 30, 1997
               Form 10-Q).

          4    Specimen Stock Certificate (incorporated by reference to Exhibit 2(a) to the Registration Statement on Form 8-A, No. 0-15025, of Progressive Bank, Inc. filed October 1, 1986).

        4.2    Form of Rights Agreement (including form of Rights Certificate attached as Exhibit A and form of
               Certificate of Designations, Relative Rights, Preferences and Limitations of Series A Junior
               Participating Preferred Stock attached as Exhibit B (incorporated by reference to Exhibit 4 to the registrant's Registration Statement on Form 8-A filed on October 28, 1997) and amendment to the
               Rights Agreement.

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

       10.5    Indemnification Agreement by and between Progressive Bank, Inc. and each of the members of the Board of Directors (incorporated by reference to Exhibit 10.5 to the 1987 Form 10-K).

DESIGNATION    DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       10.9    Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan--Directors (incorporated by reference to
               Exhibit 10.9 to the Annual Report on Form 10-K, No. 0-15025, of Progressive Bank, Inc. filed March
               23, 1995).

      10.10    Employment Agreement by and between Progressive Bank, Inc., Pawling Savings Bank, and Peter Van
               Kleeck (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, No. 0-15025, of
               Progressive Bank, Inc. filed March 26, 1997 (hereinafter "1996 Form 10-K").

      10.11    Progressive Bank, Inc. Noncontributory Retirement and Severance Plan for Certain Members of the Board
               of Directors (incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

      10.12    Severance Agreements by and between Progressive Bank, Inc., Pawling Savings Bank and Robert
               Gabrielsen (incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

      10.13    Stock Option Agreement dated December 16, 1997, between the Company (as the issuer) and Hudson
               Chartered (as the grantee) (incorporated by reference to Exhibit 10.1 to the December 23, 1997 Form
               8-K).

      10.14    Stock Option Agreement dated December 16, 1997, between Hudson Chartered (as the issuer) and the
               Company (as the grantee) (incorporated by reference to Exhibit 10.2 to the December 23, 1997 Form
               8-K).

      10.15    Form of letter agreement between the Company directors and Hudson Chartered (incorporated by reference to Exhibit 10.3 to the December 23, 1997 Form 8-K).

      10.16    Form of letter agreement between the Hudson Chartered directors and the Company (incorporated by reference to Exhibit 10.4 to the December 23, 1997 Form 8-K).

      10.17    Progressive Bank, Inc. Deferred Compensation Plan, as amended and restated.

      10.18    The Pawling Savings Bank Supplemental Retirement Plan.

         21    Subsidiaries of the registrant.

         23    Consent of KPMG Peat Marwick LLP.

         27    Financial Data Schedule.

(b) Reports on Form 8-K.

    On October 28, 1997, Progressive filed an 8-K Report announcing the adoption of a Shareholder Rights Plan. On December 23, 1997, Progressive filed an 8-K Report announcing the proposed merger with Hudson Chartered.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PROGRESSIVE BANK, INC.
                                     (Registrant)

                                By:             /s/ PETER VAN KLEECK
                                     -----------------------------------------
                                                  Peter Van Kleeck
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

Date: March 10, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
        /s/ PETER VAN KLEECK    President & Chief Executive
------------------------------  Officer (Principal             March 10, 1998
        Peter Van Kleeck        Executive Officer)

                                Treasurer (Principal
        /s/ ROBERT GABRIELSEN   Financial Officer &
------------------------------  Principal Accounting           March 10, 1998
        Robert Gabrielsen       Officer)

        /s/ ELIZABETH P. ALLEN  Director
------------------------------                                 March 10, 1998
        Elizabeth P. Allen

        /s/ THOMAS C.           Director & Chairman of the
APOSPOROS                       Board
------------------------------                                 March 10, 1998
        Thomas C. Aposporos

        /s/ GEORGE M. COULTER   Director
------------------------------                                 March 10, 1998
        George M. Coulter

        /s/ RICHARD T. HAZZARD  Director
------------------------------                                 March 10, 1998
        Richard T. Hazzard

        /s/ RICHARD NOVIK       Director
------------------------------                                 March 10, 1998
        Richard Novik

        /s/ JOHN J. PAGE        Director
------------------------------                                 March 10, 1998
        John J. Page

        /s/ ARCHIBALD A. SMITH  Director
------------------------------                                 March 10, 1998
        Archibald A. Smith

        /s/ ROGER W. SMITH      Director
------------------------------                                 March 10, 1998
        Roger W. Smith

        /s/ DAVID A. SWINDEN    Director
------------------------------                                 March 10, 1998
        David A. Swinden