Form 10-Q
period 1998-03-31
PROGRESSIVE BANK INC
filed 1998-05-14
CIK 797507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    (MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    MARCH 31, 1998
                                        ----------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------   -----------------

                  Commission File Number:          0-15025
                                         --------------------------

                             PROGRESSIVE BANK, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                   14-1682661
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)





                     1301 ROUTE 52, FISHKILL, NEW YORK 12524
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 897-7400
                             ----------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                             ----------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998: 3,859,245 shares.


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                      PAGE

Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets as of March 31, 1998
      and December 31, 1997.............................................................1

    Consolidated Statements of Income for the Three
      Months Ended March 31, 1998 and March 31, 1997....................................2

    Consolidated Statements of Shareholders' Equity for the Three
      Months Ended March 31, 1998 and March 31, 1997....................................3

    Consolidated Statements of Cash Flows for the Three
      Months Ended March 31, 1998 and March 31, 1997....................................4

    Notes to Consolidated Interim Financial Statements................................5-6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................................7-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................18

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings..............................................................18

Item 2. Changes in Securities..........................................................18

Item 3. Defaults Upon Senior Securities................................................18

Item 4. Submission of Matters to a Vote of Security Holders............................18

Item 5. Other Information..............................................................18

Item 6. Exhibits and Reports on Form 8-K...............................................18

Signatures.............................................................................19


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

                           CONSOLIDATED BALANCE SHEETS

                      PROGRESSIVE BANK, INC. AND SUBSIDIARY

               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         1998              1997
                                                                                    --------------- -------------------
ASSETS
    Cash and due from banks........................................................        $ 14,077          13,886
    Federal funds sold.............................................................          47,200          32,900
    Securities:
        Available for sale, at fair value..........................................         119,488         110,064
        Held to maturity, at amortized cost (fair value of
                $123,258 in 1998 and $131,660 in 1997).............................         122,955         131,299
----------------------------------------------------------------------------------- --------------- ---------------
           Total securities........................................................         242,443         241,363
----------------------------------------------------------------------------------- --------------- ---------------
    Loans, net:
        Mortgage loans.............................................................         498,537         497,900
        Other loans................................................................          72,183          76,414
        Allowance for loan losses..................................................          (9,685)         (9,801)
----------------------------------------------------------------------------------- --------------- ---------------
               Total loans, net....................................................         561,035         564,513
----------------------------------------------------------------------------------- --------------- ---------------
    Accrued interest receivable....................................................           5,469           5,677
    Other real estate, net.........................................................             700             606
    Premises and equipment, net ...................................................           9,917           9,726
    Deferred income taxes, net ....................................................           6,567           5,857
    Intangible assets .............................................................           7,067           7,375
    Other assets ..................................................................           1,635           1,591
----------------------------------------------------------------------------------- --------------- ---------------
         TOTAL ASSETS..............................................................        $896,110         883,494
=================================================================================== =============== ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
      Savings and time deposits....................................................        $732,943         730,815
      Demand deposits..............................................................          66,419          67,778
      Accrued expenses and other liabilities.......................................          17,019           6,422
----------------------------------------------------------------------------------- --------------- ---------------
        TOTAL LIABILITIES..........................................................         816,381         805,015
----------------------------------------------------------------------------------- --------------- ---------------
    Shareholders' equity:
      Preferred stock ($1.00 par value; 5,000,000 shares
        authorized; none issued)...................................................              --              --
      Common stock ($1.00 par value; 15,000,000 shares
        authorized; 4,427,999 shares issued).......................................           4,428           4,428
      Paid-in capital..............................................................          25,879          25,879
      Retained earnings............................................................          59,058          57,883
      Treasury stock, at cost (572,218 shares in 1998
        and 596,190 shares in 1997)................................................          (9,974)        (10,392)
      Accumulated other comprehensive income
        (net unrealized gain on securities available for sale, net of taxes).......             338             681
----------------------------------------------------------------------------------- --------------- ---------------
        TOTAL SHAREHOLDERS' EQUITY.................................................          79,729          78,479
----------------------------------------------------------------------------------- --------------- ---------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................        $896,110         883,494
=================================================================================== =============== ===============


      See accompanying notes to consolidated interim financial statements.

                                          CONSOLIDATED STATEMENTS OF INCOME
                                        Progressive Bank, Inc. and Subsidiary
                                       (In thousands, except per share amounts)
                                                     (Unaudited)


                                                                                               FOR THE
                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,

                                                                                       1998                1997
                                                                                ------------------- ------------------
INTEREST AND DIVIDEND INCOME:
    Mortgage loans............................................................              $11,224             11,320
    Other loans...............................................................                1,715              1,818
    Securities................................................................                3,710              3,448
    Federal funds sold........................................................                  563                393
------------------------------------------------------------------------------  ------------------- ------------------
      Total interest and dividend income......................................               17,212             16,979
Interest expense on deposits..................................................                8,503              8,567
------------------------------------------------------------------------------  ------------------- ------------------
      Net interest income.....................................................                8,709              8,412
Provision for loan losses.....................................................                  375                600
------------------------------------------------------------------------------  ------------------- ------------------
      Net interest income after provision for loan losses.....................                8,334              7,812
------------------------------------------------------------------------------  ------------------- ------------------
OTHER INCOME:
    Deposit service fees......................................................                  486                577
    Other service fees........................................................                  188                195
    Net gain on sales of mortgage loans.......................................                   65                 65
    Other non-interest income.................................................                  131                 83
------------------------------------------------------------------------------  ------------------- ------------------
      Total other income......................................................                  870                920
------------------------------------------------------------------------------  ------------------- ------------------
      Net interest and other income...........................................                9,204              8,732
------------------------------------------------------------------------------  ------------------- ------------------
OTHER EXPENSE:
    Salaries and employee benefits............................................                2,680              2,846
    Occupancy and equipment...................................................                  743                689
    Net cost of other real estate.............................................                    5                (12)
    Amortization of intangible assets ........................................                  349                349
    Merger-related expenses (note 2)..........................................                  368                 --
    Other non-interest expense................................................                1,622              1,393
------------------------------------------------------------------------------  ------------------- ------------------
      Total other expense.....................................................                5,767              5,265
------------------------------------------------------------------------------  ------------------- ------------------
      Income before income tax expense........................................                3,437              3,467
Income tax expense............................................................                1,405              1,364
------------------------------------------------------------------------------  ------------------- ------------------
      Net income..............................................................              $ 2,032              2,103
==============================================================================  =================== ==================
Earnings per common share (note 3):
      Basic...................................................................              $  0.53               0.55
      Diluted.................................................................                 0.51               0.54
==============================================================================  =================== ==================


      See accompanying notes to consolidated interim financial statements.


                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            Progressive Bank, Inc. and Subsidiary
                                     (In thousands, except shares and per share amounts)
                                                         (Unaudited)

                                                                                                    Accumulated
                                         Common Stock                                                  Other
                                 ----------------------------
                                     Shares                     Paid-in   Retained     Treasury    Comprehensive
                                   Outstanding      Amount      Capital   Earnings       Stock    Income (Note 4)     Total
-------------------------------  ---------------  -----------  --------- -----------  ----------- ----------------  ----------
Balance at December 31, 1997...        3,831,809       $4,428     25,879      57,883     (10,392)              681      78,479
Net income.....................                            --         --       2,032          --                --       2,032
Cash dividends declared
 ($0.20 per share).............                            --         --        (770)         --                --        (770)
Stock options exercised........           23,972           --         --         (87)        418                --         331
Change in net unrealized gain
 on securities available for sale,
 net of taxes..................                            --         --          --          --              (343)       (343)
-------------------------------  ---------------  -----------  --------- -----------  ----------- ----------------  ----------
Balance at March 31, 1998......        3,855,781       $4,428     25,879      59,058      (9,974)              338      79,729
===============================  ===============  ===========  ========= ===========  =========== ================  ==========
Balance at December 31, 1996...        3,824,684       $4,428     25,879      51,882     (10,416)              769      72,542
Net income.....................                            --         --       2,103          --                --       2,103
Cash dividends declared
 ($0.17 per share).............                            --         --        (650)         --                --        (650)
Stock options exercised........              200           --         --          (1)          4                --           3
Change in net unrealized gain
 on securities available for sale,
 net of taxes..................                            --         --          --          --              (673)       (673)
-------------------------------  ---------------  -----------  --------- -----------  ----------- ----------------  ----------
Balance at March 31, 1997......        3,824,884       $4,428     25,879      53,334     (10,412)               96      73,325
===============================  ===============  ===========  ========= ===========  =========== ================  ==========


See accompanying notes to consolidated interim financial statements.


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           PROGRESSIVE BANK, INC. AND SUBSIDIARY
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                   March 31,
                                                                                           1998                 1997
                                                                                    -------------------  -------------------
OPERATING ACTIVITIES:
    Net income....................................................................              $ 2,032                2,103
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses.................................................                  375                  600
        Depreciation expense......................................................                  258                  209
        Net gain on sales of mortgage loans.......................................                  (65)                 (65)
        Amortization of net premiums on securities................................                  135                   16
        Amortization of net deferred loan origination expenses (fees).............                   18                  (67)
        Net decrease in accrued interest receivable...............................                  208                  392
        Gain on sales of premises and equipment...................................                                      (186)
        Gain on sales of other real estate........................................                  (71)                (351)
        Amortization of intangible assets ........................................                  349                  349
        Net increase in accrued expenses and other liabilities....................                1,614                1,015
        Other, net................................................................                 (536)                 411
----------------------------------------------------------------------------------  -------------------  -------------------
          Net cash provided by operating activities...............................                4,317                4,426
----------------------------------------------------------------------------------  -------------------  -------------------
INVESTING ACTIVITIES:
    Purchases of securities:
        Securities available for sale.............................................              (46,211)             (24,602)
        Securities held to maturity...............................................               (4,600)             (17,517)
    Proceeds from principal payments, maturities and calls of securities:
        Securities available for sale.............................................               45,184               26,905
        Securities held to maturity...............................................               12,813                4,748
    Net disbursements for loan originations and principal collections.............               (2,852)              (6,084)
    Proceeds from sales of mortgage loans.........................................                5,850                3,373
    Purchases of premises and equipment...........................................                 (463)                 (67)
    Proceeds from sales of premises and equipment.................................                   14                  680
    Proceeds from sales of other real estate......................................                  109                1,658
----------------------------------------------------------------------------------  -------------------  -------------------
          Net cash provided by (used in) investing activities.....................                9,844              (10,906)
----------------------------------------------------------------------------------  -------------------  -------------------
FINANCING ACTIVITIES:

    Net increase in deposits......................................................                  769                  689
    Cash dividends paid on common stock...........................................                 (770)                (650)
    Net proceeds on exercises of stock options....................................                  331                    3
----------------------------------------------------------------------------------  -------------------  -------------------
          Net cash provided by financing activities...............................                  330                   42
----------------------------------------------------------------------------------  -------------------  -------------------
Net increase (decrease) in cash and cash equivalents..............................               14,491               (6,438)
Cash and cash equivalents at beginning of period..................................               46,786               45,570
----------------------------------------------------------------------------------  -------------------  -------------------
Cash and cash equivalents at end of period........................................              $61,277               39,132
==================================================================================  ===================  ===================
SUPPLEMENTAL DATA:
    Interest paid.................................................................              $ 7,752                8,614
    Income taxes paid.............................................................                  669                  134
    Loans transferred to other real estate........................................                  265                  505
    Loans originated to finance sales of other real estate........................                  129                  170
==================================================================================  ===================  ===================

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

          The unaudited consolidated interim financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company for the fiscal year ended December 31, 1997.

Note 2:   Proposed Merger

          On December 16, 1997, Progressive entered into an agreement to merge with and into Hudson Chartered Bancorp, Inc. ("Hudson Chartered") and form a bank holding company to be named Premier National Bancorp, Inc. (the "Continuing Corporation"). In addition, Pawling agreed to merge with and into First National Bank of the Hudson Valley ("Hudson Valley"), a wholly-owned subsidiary of Hudson Chartered, under the national bank charter of Hudson Valley and the name Premier National Bank. The separate existences of Progressive and Pawling will cease upon consummation of these mergers. Under the terms of the merger agreement, each outstanding share of Progressive common stock will be converted into 1.82 shares of Continuing Corporation common stock and cash in lieu of any fractional share. Consummation of the merger is subject to satisfaction of a number of conditions, including approval of the merger agreement by the shareholders of each of Progressive and Hudson Chartered at stockholder meetings to be held on May 21, 1998. All required regulatory approvals, consents or waivers have now been obtained. The merger, which is anticipated to be consummated in July 1998, would create the largest independent banking institution headquartered in the Hudson Valley with approximately $1.6 billion in assets.

Note 3:   Earnings Per Common Share

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method.

          The table below summarizes the number of shares used in the Company's EPS calculations for the three-month periods ended March 31, 1998 and 1997. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both of these periods.


                                                                         1998                   1997
-------------------------------------------------------------- ----------------------  ---------------------
                                                                              (In thousands)

Weighted average common shares outstanding
   for computation of basic EPS...............................           3,846                  3,825
Common-equivalent shares due to the dilutive
   effect of stock options, computed using the
   treasury stock method......................................             123                     77
-------------------------------------------------------------- ----------------------  ---------------------
Weighted average common shares for computation
   of diluted EPS.............................................           3,969                  3,902
============================================================== ======================  =====================

Note 4:   Comprehensive Income

          The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in shareholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period.

          The Company's only item of accumulated other comprehensive income included in shareholders' equity is the net unrealized gain on securities available for sale, net of taxes. Total comprehensive income, representing net income and the net change in the after-tax net unrealized gain on securities available for sale, amounted to $1.7 million and $1.4 million for the three-month periods ended March 31, 1998 and 1997, respectively.

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

                               FINANCIAL CONDITION

    Total assets of the Company were $896.1 million at March 31, 1998 as compared to $883.5 million at December 31, 1997, an increase of $12.6 million or 1.4%.

    Total securities increased by $1.1 million, consisting of a $9.4 million increase in securities available for sale partially offset by an $8.3 million decrease in securities held to maturity. The increase in securities available for sale primarily reflects $46.2 million in purchases of adjustable rate mortgage-backed securities and U.S. government agency debt securities, partially offset by principal paydowns of $45.2 million. The decrease in securities held to maturity primarily reflects maturities and principal paydowns of $12.8 million.

    Net loans totaled $561.0 million at March 31, 1998, compared to $564.5 million at December 31, 1997, a decrease of $3.5 million or 0.6%. The residential mortgage segment of the loan portfolio decreased $8.9 million or 2.2% (including secondary market loan sales of $5.8 million) from $413.4 million at December 31, 1997 to $404.5 million at March 31, 1998. The commercial mortgage segment of the loan portfolio increased $6.3 million or 8.2%, from $76.6 million at December 31, 1997 to $82.8 million at March 31, 1998. The construction mortgage segment of the loan portfolio increased $3.5 million or 36.3%, from $9.7 million at December 31, 1997 to $13.3 million at March 31, 1998. Other loans decreased $4.2 million or 5.5% during the first three months of 1998 from $76.4 million to $72.2 million, primarily reflecting the Company's decision in the fourth quarter of 1997 to discontinue its indirect automobile lending program.

    The $769,000 increase in deposits during the first quarter of 1998 was primarily attributable to an increase of $12.5 million in money market accounts, partially offset by decreases of $6.8 million in savings accounts, $2.1 million in time deposits, $1.5 million in NOW accounts and $1.3 million in demand deposits. The increase in money market accounts was primarily due to the continued emphasis on our relationship manager program and products.

    Shareholders' equity at March 31, 1998 was $79.7 million, an increase of $1.3 million or 1.6% from December 31, 1997. This increase primarily reflects net income of $2.0 million, partially offset by cash dividends of $770,000. Shareholders' equity, as a percent of total assets, was 8.90% at March 31, 1998 compared to 8.88% at December 31, 1997. Book value per share increased to $20.68 at March 31, 1998 from $20.48 at December 31, 1997.

                         ANALYSIS OF NET INTEREST INCOME

    The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated:


                                                            Three Months Ended                             Three Months Ended
                                                              March 31, 1998                                 March 31, 1997
                                                  ---------------------------------------    --------------------------------------
                                                     Average                   Average         Average                    Average
                                                     Balance      Interest       Rate          Balance     Interest        Rate
                                                  -------------  ----------- --------------------------- -----------  -------------
                                                                                  (Dollars in thousands)

Interest-earning assets:
    Mortgage loans (1)...........................      $500,382       11,224         8.97%     $521,181      11,320           8.69%
    Other loans (1)..............................        70,921        1,715         9.67        73,130       1,818           9.94
    Mortgage-backed securities (2)...............       160,093        2,582         6.45       122,783       2,101           6.84
    U.S. Treasury and agencies,
       corporate and other securities (2,3)......        70,728        1,128         6.38        86,766       1,347           6.21
    Federal funds sold...........................        42,131          563         5.35        30,687         393           5.12
------------------------------------------------- -------------  ----------- ------------ ------------- -----------  -------------
      Total interest-earning assets .............       844,255       17,212         8.15%      834,547      16,979           8.14%
Non-interest-earning assets......................        44,073                                  46,065
------------------------------------------------- -------------  ----------- ------------ ------------- -----------  -------------
      Total assets...............................      $888,328                                $880,612
================================================= =============  =========== ============ ============= ===========  =============
Interest-bearing liabilities:
    Time deposits................................      $334,697        4,448         5.32%     $370,489       4,906           5.30%
    Other deposits (4)...........................       394,007        4,055         4.12       366,049       3,661           4.00
------------------------------------------------- -------------  ----------- ------------ ------------- -----------  -------------
      Total interest-bearing liabilities.........       728,704        8,503         4.67%      736,538       8,567           4.65%
Non-interest-bearing liabilities.................        80,520                                  71,140
------------------------------------------------- -------------  ----------- ------------ ------------- -----------  -------------
      Total liabilities..........................       809,224                                 807,678
Shareholders' equity.............................        79,104                                  72,934
------------------------------------------------- -------------  ----------- ------------ ------------- -----------  -------------
      Total liabilities and shareholders'
           equity................................      $888,328                                $880,612
================================================= =============  =========== ============ ============= ===========  =============
Net earning balance..............................      $115,551                                $ 98,009
================================================= =============  =========== ============ ============= ===========  =============
Net interest income..............................                      8,709                                  8,412
================================================= =============  =========== ============ ============= ===========  =============
Interest rate spread (5).........................                                    3.48%                                    3.49%
Net yield on interest-earning
  assets (margin) (6)............................                                    4.13%                                    4.03%
================================================= =============  =========== ============ ============= ===========  =============


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

RESULTS OF OPERATIONS

GENERAL

    The Company's net income for the quarter ended March 31, 1998 was $2.0 million or basic earnings per share of $0.53 and diluted earnings per share of $0.51, as compared to net income of $2.1 million or basic earnings per share $0.55 and diluted earnings per share of $0.54 for the same three-month period in 1997. The significant changes affecting current-year operating results were a $502,000 increase in other expense (including merger-related expenses of $368,000), a $297,000 increase in net interest income, and a $225,000 decrease in the provision for loan losses.

NET INTEREST INCOME

    Net interest income increased $297,000, or 3.5%, to $8.7 million for the three-month period ended March 31, 1998 compared to $8.4 million for the same period in 1997. The increase in net interest income for the first quarter of 1998 was primarily due to an increase in interest on securities and federal funds sold, partially offset by a decrease in interest income on loans. The Company's net interest margin widened by 10 basis points from 4.03% for the three months ended March 31, 1997 to 4.13% for the same period in 1998, reflecting a $17.5 million increase in average net earning balances (interest-earning assets less interest-bearing liabilities).

    Interest on loans decreased by $199,000, or 1.5%, primarily reflecting decreases in the volume of outstanding loans. Average mortgage and other loans decreased by $23.0 million for the first quarter of 1998 as compared to the same quarter in the previous year.

    Interest on mortgage-backed securities increased $481,000, or 22.9%, primarily due to a $37.3 million increase in the average balance outstanding due to additional security purchases, partially offset by a decrease in the average yield.

    Interest and dividends on U.S. Treasury and agencies, corporate and other securities decreased by $219,000, primarily reflecting a lower average balance outstanding due to maturities and calls.

    Interest on federal funds sold increased $170,000 for the quarter ended March 31, 1998, compared to the same period in 1997, primarily reflecting an $11.4 million increase in the average balance outstanding.

    The decrease in interest expense of $64,000 was primarily due to a $458,000 decrease in interest expense on time deposits, partially offset by a $394,000 increase in interest on other deposits. Interest expense on time deposits decreased primarily due to a $35.8 million decrease in the average balance of time deposits. Interest expense on other deposits increased primarily due to the increase in money market accounts.

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

    For the three-month period ended March 31, 1998, the provision for loan losses was $375,000, a decrease of $225,000 compared to the provision of $600,000 for the comparable period in 1997. The allowance for loan losses represented 1.7% of total loans at March 31, 1998 compared to 1.6% a year earlier. Non-performing loans were $6.1 million, or 1.07% of total loans, at March 31, 1998 compared to $5.5 million, or 0.92% of total loans, at March 31, 1997 and $5.9 million, or 1.03% of total loans, at December 31, 1997.

    In determining the allowance for loan losses, management also considers the level of slow paying loans, or loans where the borrower is contractually past due 30 to 89 days or more, but has not yet been placed on non-accrual status. At March 31, 1998, slow paying loans amounted to $3.0 million as compared to $4.4 million at March 31, 1997 and $4.6 million at December 31, 1997.

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

    Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       1998               1997
                                                                                 -----------------  -----------------
                                                                                        (Dollars in thousands)

Balance at beginning of period.................................................            $ 9,801              9,231
Provision charged to operations................................................                375                600
Loans charged-off:
    Mortgage loans:
       Residential.............................................................               (247)              (277)
       Construction and land...................................................               (162)               (41)
    Other loans:
       Consumer................................................................               (179)              (111)
-------------------------------------------------------------------------------  -----------------  -----------------
           Total charge-offs...................................................               (588)              (429)
-------------------------------------------------------------------------------  -----------------  -----------------
Recoveries:
    Mortgage loans:
       Construction and land...................................................                 54                 --
    Other loans:
       Consumer................................................................                 39                 16
       Commercial..............................................................                  4                  3
-------------------------------------------------------------------------------  -----------------  -----------------
           Total recoveries....................................................                 97                 19
-------------------------------------------------------------------------------  -----------------  -----------------
Net charge-offs................................................................               (491)              (410)
-------------------------------------------------------------------------------  -----------------  -----------------
Balance at end of period.......................................................            $ 9,685              9,421
===============================================================================  =================  =================

Ratio of net charge-offs to average total loans
    outstanding (annualized)...................................................              0.34%              0.28%
===============================================================================  =================  =================

    The following table sets forth information with respect to non-performing assets and certain asset quality ratios at the dates indicated:


                                                                           MARCH 31,                   DECEMBER 31,
                                                                   1998                1997                1997
                                                            ------------------- ------------------- -------------------
                                                                              (Dollars in thousands)

NON-PERFORMING LOANS:
    Mortgage loans:
       Residential properties.............................               $3,842               4,608               3,556
       Commercial properties..............................                  570                 652                 568
       Construction and land..............................                1,676                 138               1,722
----------------------------------------------------------  ------------------- ------------------- -------------------
                                                                          6,088               5,398               5,846
    Other loans...........................................                   13                  85                  76
----------------------------------------------------------  ------------------- ------------------- -------------------
           Total non-performing loans (1).................                6,101               5,483               5,922
OTHER REAL ESTATE, NET....................................                  700               1,318                 606
----------------------------------------------------------  ------------------- ------------------- -------------------
           Total non-performing assets....................               $6,801               6,801               6,528
==========================================================  =================== =================== ===================

Ratio of non-performing loans to total loans..............                 1.07%               0.92%               1.03%
Ratio of non-performing assets to total assets............                 0.76                0.77                0.74
Ratio of allowance for loan losses to total
    non-performing loans..................................               158.74              171.82              165.50
==========================================================  =================== =================== ===================

(1) Includes loans on non-accrual status of $6.1 million, $5.3 million and $5.8 million at March 31, 1998, March 31, 1997 and December 31, 1997, respectively. The remaining balance consists of loans greater than 90 days past due and still accruing. The Company generally stops accruing interest on loans that are delinquent over 90 days.

    The loan portfolio may also include certain restructured loans that are current in accordance with modified payment terms and, accordingly, are not included in the preceding table. These restructured loans are loans for which concessions, including reduction of interest rates to below-market levels or deferral of payments, have been granted due to the borrowers' financial condition. There were no restructured loans at March 31, 1998 or December 31, 1997, compared to $568,000 at March 31, 1997.

    At March 31, 1998, management has also identified approximately $1.4 million in potential problem loans which represent loans having more than normal credit risk. Although these loans are currently performing at March 31, 1998, management believes that if economic conditions deteriorate in the Company's lending area, some of these loans could become non-performing in the future.

       The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage and construction loans totaling $2.2 million at March 31, 1998 and $2.3 million at December 31, 1997. At March 31, 1998, there was no allowance for loan impairment under SFAS No. 114 due to the adequacy of related collateral values and prior charge-offs. The average recorded investment in impaired loans was $2.3 million and $860,000, respectively, for the first quarters of 1998 and 1997. Interest income on impaired loans is recognized on a cash basis and was not significant for either period.

OTHER INCOME

    Sources of other income include deposit and other service fees, net gain
(loss) on securities available for sale, net gain on sales of mortgage loans, and other non-interest income. Other income for the three-month period ended March 31, 1998 decreased by $50,000 or 5.4%, compared to the same period in 1997.

    Deposit service fees, the largest component of other income, decreased by $91,000, or 15.8%, to $486,000 for the three-month period ended March 31, 1998 from $577,000 for the same period in 1997. Other service fees totaled $188,000 for the quarter ended March 31, 1998 compared to $195,000 for the previous year.

    Net gain on sales of mortgage loans was $65,000 for both the three-month periods ended March 31, 1998 and 1997. Sales of mortgage loans in both periods reflect the Company's current practice of selling substantially all newly originated fixed rate mortgage loans.

OTHER EXPENSE

    Other expense consists of general and administrative expenses incurred in managing the core business of the Company and the net costs associated with managing and selling other real estate properties. For the quarter ended March 31, 1998, other expense increased by $502,000, or 9.5%, to $5.8 million from $5.3 million for the first quarter of 1997, primarily reflecting merger-related expenses of $386,000 in the first quarter of 1998 and an increase in other non-interest expense, partially offset by a decrease in salaries and employee benefits expense.

    Salaries and employee benefits, the largest component of other expense, decreased by $166,000, or 5.8%, to $2.7 million for the three-month period ended March 31, 1998 from $2.8 million for the same period in 1997. The decrease primarily reflects decreased pension expense due to the conversion of the plan into a cash balance plan in late 1997, as well as decreased loan commissions.

    Occupancy and equipment costs increased $54,000, or 7.8%, to $743,000 for the three-month period ended March 31, 1998 from $689,000 for the first quarter of 1997, primarily due to decreases in depreciation expense and equipment rental and repair expenses.

    The net cost of other real estate was $5,000 for the quarter ended March 31, 1998 compared to ($12,000) for the prior year quarter, primarily reflecting decreased gains on sales of properties, partially offset by lower holding costs.

    Amortization of intangible assets remained unchanged at $349,000, representing amortization of the purchase premium from the 1996 acquisition of branches.

    Expenses of $368,000 were incurred in the first quarter of 1998 in connection with the proposed merger with Hudson Chartered. See note 2 of the notes to consolidated interim financial statements.

    Other non-interest expense increased $229,000 to $1.6 million for the three-month period ended March 31, 1998 from $1.4 million for the same period in 1997. The increase primarily reflects inclusion (in the 1997 amount) of the $186,000 gain on sale of the Newburgh operations building.

INCOME TAX EXPENSE

    For both three-month periods ended March 31, 1998 and 1997, income tax expense was $1.4 million (effective tax rates of 40.9% and 39.3%, respectively).

    The Company's net deferred tax assets were $6.6 million at March 31, 1998, compared to $5.9 million at December 31, 1997. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

RATIOS

    Results of operations can be measured by various ratios. Two widely recognized performance indicators are the return on assets and the return on equity. The following table sets forth these performance ratios for the Company on an annualized basis:


                                                                   THREE MONTHS ENDED                  YEAR ENDED
                                                                       MARCH 31,                      DECEMBER 31,
                                                               1998                 1997                  1997
                                                        -------------------  -------------------  ---------------------
Return on assets:
  Net income divided by average
     total assets (1).................................         0.91%                0.96%                 0.98%

Return on equity:
  Net income divided by average equity (1,2)..........        10.28%               11.53%                11.46%


  (1) Excluding merger-related expenses of $368,000 ($272,000 net of taxes), return on assets for the three months ended March 31, 1998 was 1.04% and return on equity was 11.65%. Excluding merger-related expenses of $211,000 ($134,000 net of taxes), return on assets was 0.99% and return on equity was 11.63% for the year ended December 31, 1997.

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

  Liquid assets are provided by short-term investments, proceeds from maturities of securities and principal collections on loans. One measure used by the Company to assess its liquidity position is the primary liquidity ratio (defined as the ratio of cash and due from banks, federal funds sold and securities maturing within one year to total assets). At March 31, 1998, the Company had a primary liquidity ratio of 8.56% as compared to 7.17% at December 31, 1997.

  An important source of funds is Pawling's core deposit base. Management believes that a substantial portion of Pawling's deposits of $799.4 million at March 31, 1998 are core deposits. Core deposits are generally considered to be a highly stable source of liquidity due to the long-term relationships with deposit customers. Pawling recognizes the importance of maintaining and enhancing its reputation in the consumer and commercial markets to enable effective gathering and retention of core deposits. The Company has not utilized brokered deposits as a source of funds.

  In addition to the funding sources discussed above, the Company has the ability to borrow funds from several sources. Pawling is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at March 31, 1998, had immediate access to additional liquidity in the form of borrowings from the FHLBNY of up to $114.8 million. The Company also has access to the discount window of the Federal Reserve Bank. There were no borrowings from these sources in 1998, 1997 and 1996 other than short term purchases of federal funds from the FHLBNY during 1996.

  At March 31, 1998, Pawling had outstanding loan commitments and unadvanced customer lines of credit totaling $98.1 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet the Company's other obligations.

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

  At March 31, 1998, Progressive's consolidated capital ratios exceeded the FRB's minimum regulatory capital requirements as follows:


                                                                                     Risk-Based Capital
                                                                 ----------------------------------------------------------
                                         Leverage Capital                   Tier 1                        Total
                                  ------------------------------ ----------------------------  ----------------------------
                                     Amount(1)        Ratio         Amount(1)       Ratio         Amount(1)       Ratio
--------------------------------  --------------- -------------- --------------- ------------  --------------- ------------
Actual..........................          $72,407           8.1%         $72,407        14.9%          $78,517        16.2%
Minimum requirement.............           35,850           4.0           19,410         4.0            38,820         8.0
--------------------------------  --------------- -------------- --------------- ------------  --------------- ------------
Excess..........................          $36,557           4.1%         $52,997        10.9%          $39,697         8.2%
================================  =============== ============== =============== ============  =============== ============


  (1) For all capital amounts, actual capital excludes the Company's after-tax net unrealized gain of $338,000 on securities available for sale and intangible assets of $7.0 million.


  At March 31, 1998, Pawling's capital ratios exceeded the FDIC's minimum regulatory capital requirements as follows:


                                                                                     Risk-Based Capital
                                                                 ----------------------------------------------------------
                                         Leverage Capital                   Tier 1                        Total
                                  ------------------------------ ----------------------------  ----------------------------
                                     Amount(1)        Ratio         Amount(1)       Ratio         Amount(1)       Ratio
--------------------------------  --------------- -------------- --------------- ------------  --------------- ------------
Actual..........................          $66,785           7.5%         $66,785        13.8%          $72,881        15.1%
Minimum requirement.............           35,636            4.0          19,364          4.0           38,728          8.0
--------------------------------  --------------- -------------- --------------- ------------  --------------- ------------
Excess..........................          $31,149           3.5%         $47,421         9.8%          $34,153         7.1%
================================  =============== ============== =============== ============  =============== ============


  (1) For all capital amounts, actual capital excludes Pawling's after-tax net unrealized gain of $325,000 on securities available for sale and intangible assets of $7.0 million.

  During 1994, the Company announced two plans to repurchase in each case up to 5% of Progressive's outstanding common stock, to be used for general corporate purposes. The first repurchase was completed in November 1994 and consisted of 220,500 shares at a total cost of $3.1 million or $14.14 per share. The second repurchase plan was completed in September 1995 and consisted of 210,000 shares at a total cost of $3.3 million or $15.89 per share. A third repurchase plan, which was announced in October 1995 and completed in July 1996, consisted of 202,500 shares at a total cost of $3.9 million or $19.19 per share. On October 21, 1996, the Company announced a fourth plan to repurchase 195,000 shares, or approximately 5% of outstanding stock. A total of 89,250 shares were purchased under the fourth plan, at a cost of $2.1 million or $23.03 per share, prior to the Company's recision of this plan in connection with the proposed merger with Hudson Chartered.

  In connection with the proposed merger, Progressive and Hudson Chartered executed stock option agreements pursuant to which (i) Progressive has an option to purchase up to 1,415,250 unissued shares of Hudson Chartered's common stock at $21.75 per share and (ii) Hudson Chartered has an option to purchase up to 766,300 unissued shares of Progressive's common stock at $36.63 per share. The shares issuable upon exercise of each option represent approximately 16.7% of the number of common shares of the issuer that would be outstanding after exercise of the option. The options are exercisable only upon the occurrence of certain events that could jeopardize consummation of the proposed merger.

  On April 9, 1998, the Company's Board of Directors declared a dividend of twenty cents ($0.20) per common share, payable on May 29, 1998 to shareholders of record as of April 30, 1998.

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

     One measure of the Company's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At March 31, 1998, the Company had a one-year gap of -6.28% of total assets; that is, it had an excess of interest-bearing liabilities over interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the interest income earned on assets. Conversely, in a rising interest rate environment, a negative gap may decrease earnings as the increase in interest expense paid on liabilities may be greater than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-bearing liabilities which may reprice before interest-earning assets, it does not indicate the extent to which they will reprice. Therefore, at times, a negative gap may not produce higher margins in a declining rate environment, and conversely a positive gap may not produce higher margins in a rising rate environment.

  The following table summarizes the Company's interest rate sensitive assets and liabilities at March 31, 1998 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.


                                                                          Within          One to Five         Over Five
                                                                         One Year            Years              Years
                                                               ------------------ ------------------ ---------------------
                                                                                (Dollars in thousands)

Total interest-earning assets.................................           $482,097            309,446             61,941
Total interest-bearing liabilities............................            538,338             98,712             95,893
-------------------------------------------------------------- ------------------ ------------------ ------------------
  (Deficiency) excess of interest-earning assets
     compared to interest-bearing liabilities.................           ($56,241)           210,734            (33,952)
-------------------------------------------------------------- ------------------ ------------------ ------------------
  (Deficiency) excess as a percent of total assets............             (6.28%)            23.52%             (3.79%)
  Cumulative (deficiency) excess as a percent of
       total assets...........................................             (6.28%)            17.24%             13.45%
============================================================== ================== ================== ==================

  Due to the limitations inherent in the gap analysis, management augments the asset/liability management process by using simulation analysis. Simulation analysis quantitatively measures the Company's sensitivity to interest rate risk by estimating the impact on net interest income of hypothetical changes in the balance sheet structure and/or interest rate environment. Management uses computer simulations to project changes in net interest income under multiple rate environments, based on assumptions regarding balance sheet mix, growth, prepayments and estimated pricing levels. Although the Company's exposure to interest rate risk as calculated by the simulation model may not be fully representative of the actual risk in a higher or lower rate environment, the simulation results are a useful tool in gauging the general direction and magnitude of changes in net interest income which could occur. At the extremes, rate changes are modeled to occur in monthly increments of 25 basis points for eight months (total of 200 basis points up or down), with rates held constant thereafter. At March 31, 1998, based on this assumed gradual rate change, the Company's net interest income would change by less than 3% in both the year of the rate changes and in the following year, as compared to base-case net interest income computed in a flat-rate scenario based on existing rates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's interest rate risk position since December 31, 1997 (see "INTEREST RATE RISK MANAGEMENT"). Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed herewith:

                 Exhibit 27         Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROGRESSIVE BANK, INC.
                                        -----------------------
                                             (Registrant)


Date:  May 8, 1998                     /s/ Peter Van Kleeck
                                       --------------------------
                                       Peter Van Kleeck
                                       President and Chief Executive Officer
                                       Principal Executive Officer


Date:  May 8, 1998                     /s/ Robert Gabrielsen
                                       --------------------------
                                       Robert Gabrielsen, Treasurer
                                       Principal Financial Officer and
                                       Principal Accounting Officer